Form 10-K
period 2021-01-30
JOANN Inc.
filed 2021-04-01
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-40204

JOANN Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1095540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5555 Darrow Road, Hudson, Ohio (Address of Principal Executive Offices)	44236 (Zip Code)	(330) 656-2600 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common stock, par value $0.01 per share	JOAN	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Market on March 12, 2021.

The registrant had 40,519,274 shares of common stock, $0.01 par value, outstanding as of March 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

BASIS OF PRESENTATION

As used herein, the term “JOANN”, the “Company” and “we,” “us” or “our” wherever used herein refer to JOANN Inc. (formerly known as Jo-Ann Stores Holdings Inc.), Needle Holdings LLC and Jo-Ann Stores, LLC and its wholly-owned subsidiaries, unless the context indicates to the contrary. Effective February 9, 2021, Jo-Ann Stores Holdings Inc. amended its certificate of incorporation to change its corporate name to “JOANN Inc.” The amendment was approved by the Board of Directors and was effected by the filing of a Certificate of Amendment with the Delaware Secretary of State on March 16, 2021. All of the entities referenced in the prior sentence are all controlled by affiliates of Leonard Green & Partners, L.P. (“LGP”). We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal 2019” relate to the 52 weeks ended February 2, 2019, references herein to “fiscal 2020” relate to the 52 weeks ended February 1, 2020, references herein to “fiscal 2021” relate to the 52 weeks ended January 30, 2021 and references herein to “fiscal 2022” relate to the 52 weeks ending January 29, 2022. In this Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires, when we compare a metric between one period and a “prior period” we are comparing it to the analogous period from the prior fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•	the effects of potential changes to U.S. trade regulations and policies, including tariffs, on our business;
•	developments involving our competitors and our industry;
•	potential future impacts of the COVID-19 pandemic;
•

our ability to timely identify or effectively respond to consumer trends, and the potential effects of that ability on our relationship with our customers, the demand for our products and our market share;

•	our expectations regarding the seasonality of our business;
•	our ability to manage the distinct risks facing our e-commerce business and maintain a relevant omni-channel experience for our customers;
•	our ability to maintain or negotiate favorable lease terms;
•	our ability to anticipate and effectively respond to disruptions or inefficiencies in our distribution network, e-commerce fulfillment function and transportation system;
•	our ability to execute on our growth strategy to renovate and improve the performance of our existing locations;
•	our ability to execute on our cost-saving initiatives;
•	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;
•	the impact of our debt and lease obligations on our ability to raise additional capital to fund our operations and maintain flexibility in operating our business;
•	our reliance on and relationships with third party service providers;
•	our reliance on and relationships with foreign suppliers and their ability to supply us with adequate, timely, and cost-effective product supplies;
•	our ability to maintain security and prevent unauthorized access to electronic and other confidential information;
•	the impacts of potential disruptions to our information systems, including our websites and mobile applications;
•	our ability to respond to risks associated with existing and future payment options;
•	our ability to maintain and enhance a strong brand image;
•	our ability to maintain adequate insurance coverage;
•	our status as a “controlled company” and LGP’s control of us as a public company; and
•	the impact of evolving governmental laws and regulations and the outcomes of legal proceedings.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Furthermore, the potential impact of the COVID-19 pandemic on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements described above. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. Following are principal risks, which you should consider before investing in our common stock:

•

evolving U.S. trade regulations and policies, including with China and other Asian countries, have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations;

•

our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations;

•	our business is subject to continued uncertainty with respect to the ongoing COVID-19 pandemic;
•

failure to attract, develop, motivate and retain qualified team members and effectively manage overall labor costs, including potential increases in minimum wages, could limit our growth and materially and adversely affect our business, financial condition and results of operations;

•

failure to manage inventory effectively, predict new consumer trends or effectively react to changes in consumer buying habits could materially and adversely affect our business, financial condition and results of operations;

•

we increasingly depend on e-commerce, and our failure to successfully manage this channel and deliver a convenient omni-channel shopping experience to our customers could have a material and adverse effect on our business, financial condition and results of operations;

•

increased costs related to the production of our merchandise or disruptions in our distribution network could materially and adversely affect our business, financial condition and results of operations;

•

our reliance on foreign suppliers increases our risks of not obtaining adequate, timely and cost effective merchandise, as well as risks involved in foreign operations and foreign currency translation;

•	the seasonality of our sales may negatively impact our operating results;
•	we may face risks related to our indebtedness, which included $793.7 million of outstanding debt as of January 30, 2021;
•

failure to adequately maintain the security of and prevent unauthorized access to our electronic and other confidential information, including customer and team member personal information, could materially and adversely affect our business, financial condition and results of operations;

•

intentional or accidental disruptions to our information systems, including our mobile application and primary e-commerce website, or our failure to adequately support, maintain, secure and upgrade these systems could materially and adversely affect our business, financial condition and results of operations; and

•

because LGP owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

Our business also faces a number of other challenges and risks discussed throughout this Annual Report on Form 10-K.

PART I

Item 1. Business

JOANN is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Creative Products industry is a large and growing market, which according to a 2017 Association for Creative Industries (“AFCI”) study is in excess of $40 billion. The industry is currently experiencing a significant acceleration for product demand in response to multiple themes that have been further solidified during the COVID-19 pandemic, such as heightened do-it-yourself (“DIY”) customer behavior, amplified participation from both new and existing customers and increased digital engagement, of which we are a key beneficiary because we have positioned ourselves and our go-forward strategies to capitalize on increased demand for Creative Products. As a well-established and trusted brand for over 75 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, we have embarked on a strategy to transform JOANN, which has helped us pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products.

As the nation’s category leader in Sewing with approximately one-third market share, based on our internal research estimates of market share of the Creative Products industry that primarily consist of an annual survey of Creative Product consumers as of July 31, 2020, we believe we offer the broadest selection of products while being committed to providing the most inspiration, helpful service and education to our customers. While we continue to gain market share and solidify this leadership position in Sewing, which represented 48% of our total net sales in fiscal 2021, we have also been growing our share of and believe we have further significant share opportunity in the arts and crafts category. We are well-positioned in the marketplace and have multiple competitive advantages, including our broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. We offer an extensive assortment, which at its peak, averages more than 95,000 stock keeping units (“SKUs”) in stores and over 245,000 SKUs online, across Creative Product categories. Over 50% of our in-store net sales cannot be directly comparison-shopped because of our strong and growing own-brand portfolio, including our copyrighted or proprietary fabric patterns and designs and factory direct relationships. We have expanded access to this broad assortment through e-commerce and digital capabilities that complement our physical network, drive customer engagement and deliver an exceptional customer experience while supporting consistently strong gross margins. Through our omni-channel platform, we serve our customers in a differentiated manner by offering several convenient fulfillment options, including buy online pick-up in store (“BOPIS”), curbside pick-up and ship-to-home offerings. Our omni-channel platform operates at a large scale, having generated approximately $511 million, $126 million and $103 million in net sales in fiscal 2021, 2020 and 2019, respectively. Our data-driven digital capabilities further reinforce our relationship with our customers. Customers can interact with our brand whenever and however they want. Customers connect with us through our newly re-designed mobile-first website, joann.com, and our widely-used mobile application with more than 12 million downloads. As of the end of fiscal 2021, we had approximately 71 million addressable customers in our vast database, nearly 17 million customers in our email database and over four million customers in our very large SMS text database. These points of differentiation are reinforced by our knowledgeable, friendly and trusted team members, a significant number of whom are sewing and craft enthusiasts, who offer a service-oriented experience for our customers that we believe cannot be replicated by mass retailers or pure play online players.

We appeal to an expansive customer base ranging across all ages, demographics and skill levels. We serve the DIY customer, including those who make to give or donate their creations, and supply small business owners with components to create and sell their own merchandise. We estimate this group makes up approximately one-quarter of our customers and typically resells on online marketplaces such as Etsy, eBay, Shopify and other platforms, which have also experienced significant growth in 2020. Our customers are passionate and creative, using their hearts, hands and minds in their sewing, crafting and decorating activities. We believe our customers’ enthusiasm drives the JOANN culture, as exemplified by our “Make to Give” program. We strive to support our community of creators, and they create to support their communities by donating or gifting the items they make, which range from blankets for hospitalized children, homeless persons, and shelter pets, to masks for hospitals, schools and friends. We estimate that over 70% of JOANN customers make to give or donate their creations. Our loyal core customer base is key to our sales growth, and for fiscal 2021, 29% of our net sales were generated by our top three million customers. Additionally, in fiscal 2021, our new customer base has grown faster and is spending more than in prior years. Since February 1, 2020, we have acquired over 10 million new customers, many who initially purchased fabric to make their own masks but have expanded their shopping behavior across our diversified merchandise categories in subsequent transactions. Customers typically purchase from JOANN with a project in mind that requires several component items. In that vein, we believe our physical footprint is an advantage, as most customers regularly want to explore what is new, see how various items and colors work together, see how a fabric drapes, feel the texture and seek help from our experienced team members.

In 2016, we accelerated our journey to transform JOANN by reinventing the in-store and digital customer experience. We recruited talent at every level of the company and across all key business areas to complement our existing expertise. This undertaking has resulted in significant enhancements to our value proposition, including reinvigorating our core merchandise assortment, refreshing our branding, developing a location refresh prototype and improving the customer experience. We improved our assortment by conducting a systematic review of all categories at a product-level and all layouts at a location-level in order to optimize sales and gross margin. We have also expanded our data-driven digital footprint, which includes our extensive digital marketing assets, CRM system, social media platforms and e-commerce capabilities. We better understand our customers through our centralized database that brings together how each customer interacts in our physical and digital properties and provides a holistic view of their behavior. We are able to utilize this data to drive engagement with our brand, create loyalty and inspire, educate and ensure we are increasing our share of customer spend through timely and relevant marketing. By using data and digital contact channels, including email and SMS digital display, and leveraging our mobile application, we are able to contact customers with personalized content and provide the convenience to shop wherever and however they choose. We believe that these core initiatives and transformational investments have driven our performance and increased customer engagement over the last several years and strategically position us to continue to create long-term value. This momentum was temporarily interrupted in fiscal year 2020 by the unanticipated headwind of incremental U.S. tariffs on Chinese imports that we estimate, before mitigation, would have amounted to $75 million of additional annual costs, as these tariffs applied to a broad range our products. However, after working to partially offset their effects and having incorporated the balance of these tariffs into our cost base, we are driving strong operating profit growth across both our locations and e-commerce platform as well as achieving margin expansion.

Our momentum through the COVID-19 pandemic has been further supported by heightened DIY customer behavior, significant increases in the number of new and current customers participating in new categories and the continued rise of online marketplaces. As a result, according to Earnest Research, we and the other two largest specialty competitors in the Creative Products industry have seen on average 22% growth in year-over-year sales since May 3, 2020. Over the same period, we have experienced outsized growth, gained share and enhanced our strong foundation, increasing total comparable sales by 38% since May 3, 2020 while adding over 10 million new customers to our marketing database since February 1, 2020. These new customers have already driven elevated repeat purchase levels both via our locations and e-commerce platform and represent further opportunities to cross-sell and become part of our ongoing customer base. These new customers tend to be younger and more affluent than existing customers in our database, and are large consumers of our rapidly growing sewing and craft technology categories which include machines and related supplies. These trends support our business, as we estimate that a typical customer who purchases a sewing or craft technology machine will purchase an average of over $500 of our products in the year following their machine purchase and over $330 in the subsequent year. We are further encouraged by the retention of these new customers and their migration to shopping outside of the Sewing category. These new customers are regularly shopping across our other categories, with the fastest-growing cohort being new customers shopping the arts and crafts category. We believe that these underlying trends, along with our transformational investments and initiatives executed since 2016, strategically position us well to continue to drive long-term value creation.

As of January 30, 2021, we operated 855 retail locations in 49 states at an average size of approximately 22,000 square feet. Our locations offer a complete selection of fabric and sewing accessories and an assortment of art, crafts, artificial floral, finished seasonal and home décor merchandise that varies based on location size.

Sewing

48% of our total net sales were within the Sewing category in fiscal, 2021. We offer a broad and comprehensive assortment of Sewing products in all of our locations and online. These Sewing products offer our customers a combination of unique designs and fashionable trends at competitive prices. We are organized in the following categories for the convenience of the sewing enthusiast as well as those that utilize fabric for other crafting projects:

•	cotton fabrics used in the construction of quilts as well as craft and seasonal projects;
•	warm fabrications, such as fleece and flannel fabrics in both prints and solids, used for the construction of loungewear, blankets and craft projects;
•	home decorating and utility fabrics and accessories used in home-related projects, such as window treatments, bed coverings, pillows and indoor and outdoor furniture coverings;
•	fashion and sportswear fabrics used primarily in the construction of garments for the customer seeking a unique, on-trend look;
•	special occasion fabrics used to construct evening wear, bridal and special event attire;

•	a wide array of sewing construction supplies, including cutting implements, threads, zippers, trims, tapes, pins, elastic and buttons, as well as the patterns necessary for most sewing projects; and
•	seasonally themed and licensed fabric designs, including professional and collegiate sports teams and pop culture licensed prints, on a variety of fabrications to support a wide range of uses.

Arts and Crafts, Home Décor and Other

The remainder of our total net sales in fiscal 2021 were within arts and crafts, home décor and other categories. We offer a broad assortment of merchandise for creative enthusiasts to support their arts and crafts as well as home decorating needs. We offer the following product assortments both in our locations as well as online:

•	yarn and yarn accessories, as well as needlecraft kits and supplies;
•	paper crafting components, such as craft cutting machines, albums, paper, stickers, stamps and books used in the popular home-based activities of scrapbooking and card making;
•	craft materials, including items used for stenciling, jewelry making, decorative painting, wall décor, food crafting and kids crafts;
•	fine art materials, including items such as pastels, water colors, oil paints, acrylics, easels, brushes, paper, canvas as well as pencils and paper used for sketching;
•

sewing machines, craft technology, lighting, irons, organizers and other products that support multiple creative endeavors. Some of our locations also offer a wider selection of sewing machines through leased departments operated by a third party;

•	artificial floral products, including flowers, artificial plants, finished floral wreaths and a broad selection of accessories essential for floral arranging and wreath making;
•	seasonal décor and entertaining products themed for all key holidays and portions of the year;
•	home décor accessories, including baskets, candles and accent collections designed to complement our home décor fashions;
•	ready-made frames and, in several of our larger locations, full service custom framing departments;
•	a comprehensive assortment of books and magazines to provide inspiration for our customers; and
•	other, including non-merchandise services.

Marketing

Our marketing efforts are key to the ongoing success and growth of our brand. We engage a diverse customer base ranging across ages, demographics, interests and skill levels, from the novice to the experienced sewist and maker. Our primary focus with these efforts is to deepen the relationship with our customers, with a long-term focus of creating loyalty and helping our customers find their “Happy Place” at JOANN.

We leverage our proprietary customer database to provide relevant and timely communications to customers through multiple digital channels (email, SMS text, mobile application push notifications, and display marketing), and to our most engaged customers via a robust direct mail program. This allows us to efficiently and effectively reach our target customers on a regular basis throughout the year. We rely primarily on digital marketing tactics to drive customer acquisition, including online display and search marketing, social media and affiliate marketing programs. Our retention marketing programs leverage a robust customer relationship management (“CRM”) platform and database that provides us a detailed view of customer behavior, combining sales in our locations with online and social media activity. Through this database, we can personalize our digital marketing, email, SMS text, and direct mail campaigns to ensure we are providing the most relevant content to our customer at all times.

Customers can interact with our brand whenever and however they want. Customers connect with us through our newly re-designed mobile-first website, joann.com, and our widely used mobile application with more than 12 million downloads. As of the end of fiscal 2021, we had approximately 71 million addressable customers in our vast database, nearly 17 million customers in our email database and over four million customers in our very large SMS text database. As of January 30, 2021, our customers can shop over 245,000 SKUs available on our e-commerce platform. Customers have the ability to shop their local location online, with convenient omni-channel services available like buy online pick-up in store or curbside pickup. Customers can also choose to order direct to home, with extended aisle offerings across all major product categories. For customers seeking to purchase in greater quantities, we offer low pricing for bulk purchases through our JOANN+ service on joann.com. Those looking for inspiration and education can access thousands of projects in multiple ways and formats, including our digital platforms that offer thousands of project ideas, from novice to expert level, and include convenient shopping lists for each project. Customers seeking video tutorials can access free content both through joann.com and on the JOANN YouTube channel, where we post additional “how-to” videos. Finally, customers looking to build more advanced skills can gain access to Creativebug, our wholly owned subsidiary, which offers hundreds of longer form video tutorials from experts in the industry via a subscription. Our Creativebug website offers an extensive array of online arts and crafts instructional videos allowing customers to learn how to paint, draw, sew, quilt, knit, crochet, and much more, while capturing the intimate experience of learning from top designers and artists.

We interact with our customers in multiple ways digitally, through online communities, social media platforms and on joann.com. Our highly active social networks are playing an increasingly significant role in our marketing, public relations and customer engagement. We utilize Facebook, Instagram, YouTube, Pinterest and affiliate marketing partners as engagement tools to inspire, educate, promote sales, introduce new products, share customer stories and engage in communication, including customer service support and idea sharing. We also have established relationships with key crafting and sewing influencers who help promote our brand, projects, and product offerings. Through our digital and social communities, we have launched key initiatives further connecting our diverse customers, including:

•

our “Make to Give” campaign for calendar year 2020 focused on making and donating cotton masks and scrubs to support our communities and front line health care workers, through which we estimate that we have directly donated materials for over 20 million masks, scrubs and other personal protective equipment and our customers have purchased, made, and in many cases donated, more than 400 million other items as of January 30, 2021; and

•

the launch of our two inaugural campaigns designed to give back to those in need: (i) the “Minority Creative Grant” that we established in August 2020, awarding minority makers a series of grants totaling $100,000 to support them in growing their businesses, and (ii) the “Handmade Hero’s Award” of $100,000 that we established in November 2020, awarding and giving back to those who have made to donate to their own communities throughout the year.

We also encourage our customers to share their projects with others, and they can easily do so by utilizing the hashtag “#handmadewithjoann.” Through this hashtag, content is not only shared in the social platform posted on, but also flows through our mobile application and on joann.com for others to comment on and be inspired.

As we further build our brand, we continually explore and test strategic partnerships. These partnerships can range from co-branding products and services to building entirely new offerings for customers. For example, we partner with Girl Scouts of America and 4-H. At the core of each of these partnerships, we seek to connect with and build a longer term relationship with younger and upcoming makers and those who share our common passion to help others, further generating awareness of the social value of our brand.

Purchasing

We generally have multiple domestic and international sources of supply available for each category of products we sell. During fiscal 2021, we sourced approximately 64% of our purchases from domestic suppliers with the remaining approximately 36% of our products coming directly from manufacturers located in foreign countries, of which just over half were sourced from China. To further support our direct sourcing strategic initiative, we opened our foreign sourcing office in Shanghai, China in 2018. We continue to diversify our internationally sourced products by expanding in several other countries, including Pakistan, India and South Korea. The focus on supplier diversification has allowed us to partially offset the negative impact of the U.S. tariffs on Chinese imports. Because of the increase in foreign sourcing, we need to order these products further in advance than would be the case if the products were sourced domestically, which in turn requires us to have a longer in-transit time for our merchandise and higher safety stock levels in our distribution centers and locations. Our domestic suppliers also source internationally many of the products they sell to us.

Although we have very few long-term purchase commitments with any of our suppliers, we strive to maintain continuity with them. All purchases are executed centrally through our store support center, allowing location managers and team members to focus on customer service and enabling us to negotiate volume discounts, control product mix and ensure quality. As of January 30, 2021, our top supplier represented approximately 10% of our total annual purchase volume and the top 10 suppliers represented approximately 29% of our total annual purchase volume. As of January 30, 2021, we were utilizing approximately 720 merchandise suppliers, with the top 119 representing approximately 80% of our purchasing volume.

Logistics

We operate three distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our locations on a weekly basis. The distribution centers also ship select products ordered by customers through joann.com directly to their homes. As of January 30, 2021, approximately 89% of the products in our locations are shipped through our distribution center network, with the remaining 11% of our purchases shipped directly from our suppliers to our locations. As of January 30, 2021, approximately 37% of our locations are supplied from the Hudson distribution center, 28% from the Visalia distribution center and 35% from the Opelika distribution center.

We transport product from our distribution centers to our locations utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our locations using dedicated core carriers for approximately 93% of our locations. For the remainder of our locations, we transport product using less than truckload carriers or through a regional “hub” where product is cross-docked for local delivery. We do not own either the regional hub or the local delivery vehicles.

Location Operations

Site Selection

We believe that our locations are integral to our success. New and relocated sites are selected through a coordinated effort of our executive, real estate, finance and operations management teams. In evaluating the desirability of a potential location, we consider both market demographics and site-specific criteria. Market criteria we consider important include, but are not limited to, our existing location sales performance in that immediate market (if we have an existing location), distance to other JOANN locations, competitive presence, total population, number of households, median household income, percentage of home ownership versus rental and historical and projected population growth. Site-specific criteria we consider important include, but are not limited to, size of the location, rental terms, size of the shopping center, co-tenants, traffic patterns, availability of convenient parking and ease of entry from the major roadways framing the location.

Opening or Remodeling Locations

Our location refresh program employs standard operating procedures to efficiently open new locations or remodel or relocate existing locations. We have developed processes to optimize inventory assortments and marketing programs for locations that we open or remodel, which are under regular review to uncover opportunities to improve performance and consistency of execution. We generally look to execute location projects in the period from February through October to maximize sales and to minimize disruption to operations during our fourth quarter peak selling season.

Location Management

Each location generally has a manager and an assistant manager. The remainder of staff is a combination of full-time and part-time team members based on each location’s individual sales volume. Managers generally are compensated with a base salary plus a bonus, which is tied to individual location and overall company performance.

We strive to promote our managers from within our assistant manager ranks as a result of high performance and completion of our internal management training program. Many of our team members, including managers, started as our customers and are enthusiasts within the Creative Products community. We believe this continuity serves to solidify long-standing relationships between us and our customers, and aids in our ability to provide exceptional service. When we relocate in the same market, we generally retain its team members to staff the new location. Each location is under the supervision of a district manager who reports to a regional vice president.

We have geographic coverage for our retail locations across the United States that we believe provide sufficient scale to efficiently leverage our e-commerce business, national marketing programs and logistics networks. The following table shows the number of retail locations by state on January 30, 2021:

Total
Alabama	7
Alaska	5
Arizona	18
Arkansas	6
California	84
Colorado	16
Connecticut	10
Delaware	2
Florida	49
Georgia	20
Idaho	8
Illinois	36
Indiana	27
Iowa	13
Kansas	8
Kentucky	11
Louisiana	8
Maine	5
Maryland	18
Massachusetts	24
Michigan	43
Minnesota	23
Mississippi	6
Missouri	15
Montana	7
Nebraska	4
Nevada	5
New Hampshire	9
New Jersey	12
New Mexico	5
New York	36
North Carolina	16
North Dakota	4
Ohio	49
Oklahoma	7
Oregon	24
Pennsylvania	44
Rhode Island	1
South Carolina	8
South Dakota	3
Tennessee	15
Texas	43
Utah	14
Vermont	4
Virginia	22
Washington	30
West Virginia	4
Wisconsin	24
Wyoming	3
Total	855

The following table reflects the number of retail locations opened, relocated and closed during each of the past five fiscal years (square footage in thousands):

Fiscal Year	New	Closed	In Operation at Period End	Expanded or Relocated	Total Square Footage at Period End (in thousands)
2017	16	(4)	859	8	18,807
2018	11	(5)	865	3	18,870
2019	7	(3)	869	10	18,956
2020	—	(2)	867	10	18,963
2021	—	(12)	855	6	18,789

Our new location opening costs depend on the building type, location size and general construction and labor costs in the geographic area. Our relocation and remodel projects range in scope and cost based on the specific needs and sales potential of the location being refreshed as well as the size of the location, condition of the building and regional differences in construction costs. Components of cost for these projects include leasehold improvements (net of landlord financial contribution), furniture, fixtures and equipment, inventory (net of vendor support) and pre-opening labor and facilities expenses incurred during the project.

Competitive Landscape

We are the nation’s category leader in Sewing and one of the fastest growing competitors in the arts and crafts category, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. We compete with select mass merchants, including Walmart, Inc. and Target Corporation, which dedicate a portion of their selling space to selling Creative Products items. We also compete with specialty retailers in the Creative Products industry, such as The Michaels Companies, Inc. and Hobby Lobby Stores, Inc., as well as smaller regional and local operators.

In addition to e-commerce options offered by the retailers mentioned above, we compete with companies that sell fabrics and crafts only over the internet, such as Amazon.com or its subsidiary Fabric.com. We estimate pure play e-commerce players represent less than 10% market share of the Creative Products industry. We believe that we are the only specialty player that can serve customers holistically with an expansive Creative Products assortment, service-oriented experience and integrated omni-channel capabilities.

Information Technology

Our point-of-sale systems and e-commerce platform record the sale of product at the item level. These transactions are collected and transmitted to our financial, merchandising, omni-channel fulfillment and reporting systems throughout the day. Information obtained from item-level transaction data enables us to identify important trends, provide customers and team members with updated inventory information, ensure our products are reliably replenished as sold, eliminate less profitable items, and optimize product margins through analysis of our advertising, pricing and promotions.

Our locations are equipped with broadband communication that is made available to customers so that our mobile e-commerce assets are able to augment our in-store customer service. The broadband service is also used within the location to enhance the checkout experience and internal location communications.

Our financial, merchandise and retail systems leverage enterprise software, complemented by other technology solutions for specific business processes where those other solutions are a better fit for our requirements. Those solutions include our portfolio of software for merchandise planning and replenishment as well as our recently upgraded human resource systems.

Human Capital and Team Members

As of January 30, 2021, we had approximately 27,500 full and part-time team members, of whom approximately 25,600 worked in our retail locations. The number of part-time team members is substantially higher during our peak selling season of September through December to support higher merchandising and customer service requirements. We believe our turnover is below average for retailers, primarily because many of our team members are themselves Creative Products enthusiasts. Our ability to offer flexible scheduling is also important in attracting and retaining team members, since approximately 87% of our team members work part-time.

The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or the union, currently represents team members who work in our Hudson, Ohio distribution center. As of January 30, 2021, less than 1% of our team members were unionized. Our current contract with the union expires on May 5, 2023 and relations with the union are good. Otherwise, none of our team members are unionized.

Trademarks

We do business under trademarks for “Jo-Ann,” “JOANN,” “Joann.com,” “Jo-Ann Fabrics,” “Jo-Ann Fabric and Craft Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann Fabrics & Crafts” and “Creativebug,” as well as under numerous trademarks relating to our private label products and marketing programs. We believe that our trademarks provide significant value to our business.

Government Regulation

Various aspects of our operations are subject to federal, state, local and foreign laws, rules and regulations, any of which may change from time-to-time. Laws and regulations affecting our business may change, sometimes frequently and significantly, as a result of political, economic, social or other events. Some of the federal, state or local laws and regulations that affect us include but are not limited to:

•	consumer product safety, product liability, truth-in-advertising or consumer protection laws;
•	labor and employment laws, including wage and hour laws;
•	tax laws or interpretations thereof, including collection of state sales tax on e-commerce sales;
•	data protection and privacy laws and regulations;
•	environmental laws and regulations;
•	trade, anti-bribery, customs or import and export laws and regulations, including collection of tariffs on product imports; and
•	intellectual property laws.

Continued compliance with such laws and regulations could prove to be costly and could affect various aspects of our business. For example, increases in minimum wages or changes in wage and hour laws could limit our growth and materially and adversely affect our business financial condition and results of operation. Additionally, with the trend in environmental, health, transportation, and safety regulations becoming more restrictive, such as certain physical and electronic accessibility requirements under the Americans with Disabilities Act of 1990, it is possible that the costs of compliance with such laws and regulations will continue to increase.

Seasonality

Our business exhibits seasonality, which is typical for most retail companies. Our net sales are stronger in the second half of the year than the first half of the year. Net income is highest during the months of September through December when sales volumes provide significant operating leverage. Working capital needs to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season. However, the COVID-19 pandemic may have an impact to consumer behaviors and customer traffic that result in changes in the seasonal fluctuations of our business. For example, our fiscal 2021 second, third and fourth quarter results were positively impacted by the COVID-19 pandemic due to the demand for select merchandise categories.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We also make financial information, news releases and other information available on our corporate website at www.joann.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10- K and should not be considered part of this or any other report filed with the SEC.

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors Relations section of our website at www.investors/joann.com.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, including our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline. Furthermore, the potential impact of the COVID-19 pandemic on our business operations and financial results and on the world economy as a whole may heighten the risks described below.

Risks Related to Our Business

Evolving U.S. trade regulations and policies, including with China and other Asian countries, have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations.

Our products are sourced from a wide variety of suppliers, including from suppliers overseas, particularly in China and other Asian countries. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on suppliers located outside the United States. Any restrictions or tariffs imposed on products that we or our suppliers import for sale in the United States would adversely and directly impact our cost of goods sold. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the United States and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the United States will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. For example, in 2018 and 2019, the United States imposed significant tariffs on various products imported from China, including certain products we source from China. The United States has also stated that further tariffs may be imposed on additional products imported from China if a trade agreement is not reached. On January 15, 2020, a “phase one” trade deal was signed between the United States and China and was accompanied by a decision from the United States to cancel a plan to increase tariffs on an additional list of products from China. However, given the limited scope of the phase one agreement, concerns over the stability of bilateral trade relations remain. In addition, the 2020 U.S. presidential election and the resulting transition in the administration has resulted in additional uncertainty regarding the future of U.S. trade relations. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs.

If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices, which could materially and adversely affect our results. For example, in fiscal 2020, we raised our prices on certain products primarily in response to increased incremental U.S. tariffs on Chinese imports and subsequently experienced reduced demand for such products and traffic to our locations. Before mitigation, we estimate that incremental U.S. tariffs on Chinese imports in fiscal 2020 would have amounted to $75 million of additional annual costs, as these tariffs applied to a broad range of our products. Primarily, as a result of the actual and threatened U.S. tariffs on Chinese imports which led to our negative total comparable sales and declining margins, we impaired our recorded goodwill by $481.8 million in fiscal 2020. Although we have undertaken efforts, including shifting sourcing of programs where appropriate to suppliers outside of China, negotiating with domestic suppliers paying the incremental tariffs on our behalf to absorb a portion of those costs and where possible adjusting materials used to construct our products to qualify for a Harmonized Tariff Code where the Section 301 tariffs do not apply, to mitigate the negative impact of tariff-related cost increases, these efforts may be unsuccessful and/or their implementation could result in further increased costs and disruptions to our operations, further impairment charges and a loss of customers and/or suppliers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations.

Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations. Competition is intense in the Creative Products industry. We compete with various providers in this industry for customer attention, shopping visits, exclusive vendor relationships, leadership talent and in some cases front line employees and retail locations. In order to retain and grow our market share, we must remain competitive in the areas of product assortment, price, convenience and customer service. In addition, the retail industry in general is subject to rapid technological change, which may increase the amount of capital we spend in the future as we work to sustain and grow our technological infrastructure and digital commerce capabilities in order to remain competitive. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the Creative Product industry.

We compete with select mass merchants, including Walmart Inc. and Target Corporation, which dedicate a portion of their selling space to selling Creative Products items. We also compete with specialty retailers in the Creative Products industry, such as The Michaels Companies, Inc. and Hobby Lobby Stores, Inc., as well as smaller regional and local operators. In addition to e-commerce options offered by the retailers mentioned above, we compete with companies that sell fabrics and crafts only over the internet, such as Amazon.com or its subsidiary Fabric.com. Some of our competitors may be larger, more experienced and offer additional products that we cannot offer economically. For example, some of our competitors may offer more options for free and/or expedited shipping for e-commerce sales than we offer. Some competitors have greater financial resources and technology capabilities, better access to merchandise, access to capital markets and debt financing and greater market penetration than we do.

The performance of our competitors as well as changes in their pricing and promotional policies, marketing activities, new location openings, merchandising and operational strategies could impact our sales and profitability. Additionally, as our competitors continue to offer online ordering, ship to home and pickup in-store fulfillment, there is risk that we could lose market share, which could have a material and adverse effect on our business, financial condition and results of operations.

Our business is subject to continued uncertainty with respect to the ongoing COVID-19 pandemic.

In an effort to mitigate the continued spread of the strain of coronavirus disease known as COVID-19, federal, state and local governments, as well as certain private entities, mandated various restrictions, including shelter-in-place orders, stay-at-home orders, travel restrictions, as well as capacity restrictions in our locations and required enhanced cleaning protocols. As a result of these restrictions, approximately half of our locations were temporarily closed, either completely or to in-store traffic, from mid-March 2020 through mid-June 2020. Since that time, certain state and local governments continue to impose retail closure orders and capacity restrictions, impacting some of our locations. In addition, during the pandemic, we negotiated the deferral of certain cash payments with our landlords; however, the majority of these deferred payments will be remitted over the course of fiscal 2022. Our COVID-19 related costs for fiscal 2021 were $65.0 million. There remains significant uncertainty surrounding the overall impact of the COVID-19 pandemic on our business, including the risk of required capacity restrictions or closing of our locations if certain restrictions are reinstated by state and local authorities. There is no assurance that we will be deemed an essential business or otherwise receive an exemption to the restrictions. As such, we are unable to accurately predict the future impact that the pandemic will have on our business, financial condition and results of operations. Additional potential future impacts include those related to:

•

our ability to meet obligations to our business partners, including under our senior secured asset based revolving credit facility originally dated October 21, 2016, as amended and restated on November 25, 2020 (the “ABL Facility”), our senior secured first lien term loan facility entered into on October 21, 2016, as amended by the incremental term loan facility entered into on July 21, 2017 (the “First Lien Facility” and, together with the ABL Facility, the “Credit Facilities”) and lease obligations;

•	interruption and delays in our supply chain for key merchandise and operating supplies;
•

the failure of third parties on which we rely, including our suppliers, to meet their obligations to us, which may be caused by their own financial or operational difficulties, travel restrictions and border closures, or disruptions with sourcing raw materials, manufacturing, delivery, shipping, exports or imports;

•	the impact on future consumer demand for our products and services through the remainder of the pandemic or in subsequent periods;
•	the impact on our workforce, including limitations on travel and work locations, quarantines, implementing a smaller workforce, changes in pay and temporary leaves of absence;
•	increased operating costs to execute on our commitment to provide a safe operating environment in our locations, distribution centers and corporate offices;
•	the continued cancellation of in-person group events such as educational classes;
•

any additional government and regulatory restrictions that limit or close operating facilities, such as temporary closures of our locations, the limitation of operating hours and number of customers permitted to shop at one time, or restrict operations of our business partners, suppliers or customers; and

•	credit availability and cost due to disruptions and volatility in the financial markets.

The ultimate impact of the COVID-19 pandemic on our business will be dependent on, among other things, the duration of quarantines and other global travel restrictions, the severity of the virus, the duration of the outbreak and the public’s response to the outbreak. The COVID-19 pandemic may also have the effect of heightening other risks disclosed in this “Risk Factors” section.

Certain trends relating to the COVID-19 pandemic have positively impacted our business, but there can be no assurances that these impacts will be sustained through the remainder of the pandemic or in subsequent periods.

Certain trends relating to the COVID-19 pandemic have positively impacted certain of our merchandise categories and consumer demand for our products and services. As a result of the COVID-19 pandemic and the related stay-at-home orders, we have experienced a significant increase in e-commerce demand and consumer demand for certain products, such as mask-making. While we expect our customers’ purchases for projects that were in direct response to the pandemic to decline following the pandemic, it is difficult to ascertain with precision our sales attributable to mask-making and other such projects, and there can be no assurances that these positive trends during the COVID-19 pandemic will be sustained through the remainder of the pandemic or in subsequent periods. We estimate, however, that the net result of COVID-19 impacts on our business to have been a one-time annualized benefit to our sales of 8% to 9% for fiscal 2021. If the one-time net positive impacts on our business related to COVID-19 are not sustained through the remainder of the pandemic or in subsequent periods, and if customers’ purchases for projects in direct response to the pandemic decline more than expected, our total comparable sales growth and results of operations could be adversely impacted.

Failure to attract, develop, motivate and retain qualified team members and effectively manage overall labor costs, including potential increases in minimum wages, could limit our growth and materially and adversely affect our business, financial condition and results of operations.

Our success depends in part upon our ability to attract, develop, motivate and retain large numbers of qualified store support center, distribution center and retail location support personnel who understand and appreciate our culture and are able to adequately represent our brand. The majority of our team members are in entry-level and part-time positions in our locations with historically high rates of turnover. In order to successfully operate our physical network, we are reliant on the ability to recruit, develop, motivate and retain significant numbers of location managers and location team members who are capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our brand, knowledge of our merchandise and the creative projects they support. Our operations and prospects could be adversely affected if we cannot attract and retain qualified management and team members.

Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, rising health care and other insurance costs, uncertainty about federal health care policies, minimum wage legislation, unionization of our workers, changes in employment legislation and regulations and changing demographics. As of January 30, 2021, less than 1% of our team members were unionized, all of which work at our Hudson, Ohio distribution center. Our team members’ participation in labor unions could put us at increased risk of labor strikes and disruptions of our operations. In addition, changes in minimum wage laws and other employment laws can have a significant impact on our costs and customer experience if we fail to increase our wages competitively. In particular, in recent years, there have been significant increases in minimum wages in many jurisdictions, with more increases already anticipated in future years. As of January 30, 2021, we employed approximately 27,500 team members, approximately 87% of whom are part-time and paid at or above, but near, applicable minimum wages. Additionally, many of our salaried team members are paid at rates that could be impacted by changes to minimum pay levels for exempt roles. Any increases at the federal, state or municipal level to the minimum pay rate required to remain exempt from overtime pay may adversely affect our business or results of operations. Furthermore, market competition may create further pressure for us to increase the wages paid to our team members or the benefits packages that they receive. If we experience market-driven increases in wage rates or in benefits or if we fail to increase our wages or benefits packages competitively, our ability to attract and retain team members could suffer. Consistently low unemployment rates may increase the likelihood or impact of such market pressures. Any failure to meet our staffing needs, any material increases in team member turnover rates or any increases in overall labor and health care costs could have a material and adverse effect on our business, financial condition and results of operations.

Failure to manage inventory effectively, predict new consumer trends or effectively react to changes in consumer buying habits could materially and adversely affect our business, financial condition and results of operations.

Due to the nature of our business, we purchase much of our inventory well in advance of each selling season. Therefore, our success depends in part on our ability to anticipate and respond in a timely manner to changing customer demands, preferences and buying habits. If we misjudge consumer preferences or demands or fail to timely and effectively react to changes in trends or overall consumer demand, we could have excess inventory that may need to be held for a long period of time, written down, sold at prices lower than expected or discarded in order to clear excess inventory at the end of a selling season. Conversely, if we underestimate consumer demand, we may experience shortages of key items and may not be able to provide products to our customers to meet their demand. Given the project and component nature of our business, these shortages could materially and adversely affect sales of other related products and even conversion of traffic to sales within our locations and on our mobile application and website. We also sometimes experience long lead times for manufacturing and delivery of our products, particularly those that we source directly from foreign suppliers, which further increases inventory carrying costs. A failure to manage our inventory effectively, including a failure to manage inventory theft or loss rates, could have a material and adverse effect on our business, financial condition and results of operations. Additionally, any failure to identify and act upon new Creative Products trends prior to our competitors could provide a competitive advantage to our competitors and have a material and adverse effect on our business, financial condition and results of operations.

In addition, our locations are generally located in strip and “big box” shopping centers, providing us with additional traffic beyond marketing efforts. Shopping center traffic may be adversely affected by, among other things, economic downturns, rising fuel costs, gasoline shortages, the closing of anchor locations, shopping center occupancy rates and mix, new shopping centers and other retail developments, perceived safety of particular shopping centers or changes in customer shopping preferences. A decline in the popularity of visiting shopping centers among our target customers could have a material and adverse effect on customer traffic and our business in general. Additionally, in response to the COVID-19 pandemic, we, or in some cases, key anchor tenants, have experienced mandatory and elective temporary closures in certain shopping centers where our locations are. A continuing reduction in traffic to shopping centers may likely lead to a decrease in our net sales and results of operations, which could have a material and adverse effect on our financial condition and results of operations.

The seasonality of our sales may negatively impact our operating results.

Our business is highly seasonal, with a significant amount of sales and earnings occurring in the third and, in particular, the fourth fiscal quarters. Our inventory levels and related short-term financing needs also are seasonal, with the greatest requirements occurring during our second and third fiscal quarters as we increase our inventory in preparation for our peak selling season. Our peak selling season generally runs from September through December. Accordingly, the results of a single fiscal quarter, particularly the third and fourth fiscal quarters, should not be relied on as an indication of our annual results or future performance. In addition, any factors that impact our third and fourth fiscal quarter operating results could have a disproportionate effect on our results of operations for the entire fiscal year. If for any reason our third and fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially and adversely affected, and we could have substantial excess inventory, including seasonal merchandise, that we would have limited time to liquidate.

We increasingly depend on e-commerce, and our failure to successfully manage this channel and deliver a convenient omni-channel shopping experience to our customers could have a material and adverse effect on our business, financial condition and results of operations.

Expanding e-commerce is an important part of our strategy to grow our omni-channel operations and to potentially access international markets. See “Certain trends relating to the COVID-19 pandemic have positively impacted our business, but there can be no assurances that these impacts will be sustained through the remainder of the pandemic or in subsequent periods.” Omni-channel retailing is rapidly evolving and we must keep pace with customer preferences and expectations. In addition, dependence on e-commerce and omni-channel fulfillment subjects us to certain other risks, including:

•	the failure to successfully implement new systems, system enhancements and internet platforms and keep pace with frequent changes to technology requirements;
•

the failure of our technology infrastructure or the computer systems that operate our mobile application and website, causing, among other things, application and website downtimes, telecommunications issues or other technical failures;

•	inefficiencies or disruptions that prevent us from efficiently and affordably delivering products to our customers;
•	increased competition; and
•	our third party service providers’ ability to protect customer data required to transact business on our digital platforms.

Our customers are increasingly using mobile devices, computers and other devices to shop online for products that we carry. Omni-channel retailing is rapidly evolving and we must keep pace with customer preferences and expectations. There are various risks associated with omni-channel retailing, including the need to keep pace with frequent technology changes, internet security risks and an increased level of competition. Failure to identify and effectively respond to changing consumer tastes, preferences and spending patterns on a timely basis could materially and adversely affect our relationship with our customers and the demand for our products.

Our failure to successfully address and respond to these risks and uncertainties could materially and adversely affect sales, increase costs, diminish our growth prospects and damage the reputation of our brand, each of which could have a material and adverse effect on our business, financial condition and results of operations.

General economic factors may materially and adversely affect our business, financial condition and results of operations.

General economic conditions may adversely affect our business, financial performance and results of operations. Consumer demand for the products that we sell, as well as our overall cost structure, could be adversely affected by higher interest rates, higher fuel and other energy costs, inflation, deflation, recession, competitive labor markets, lack of available consumer credit, higher consumer debt levels, lack of consumer confidence in future economic conditions, changes in tax laws, overall economic slowdown and/or other economic factors. Our sales generally represent discretionary spending by our customers and thus we may be more susceptible to factors negatively affecting consumer demand than others selling less discretionary products. Lower consumer demand for our products would cause our revenues, and possibly our profitability, to decline, while a prolonged economic downturn could have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to maintain or negotiate favorable lease terms.

We lease substantially all of our locations. If lower cost commercial strip shopping center locations are unavailable, whether due to large scale redevelopment of shopping centers or otherwise, we may experience difficulties entering into new leases on favorable terms. In addition, we lease substantially all of our locations generally for extended terms with a typical initial term of 10 years, and we had an average remaining term of obligation of 4.5 years as of January 30, 2021. The majority of our leases contain provisions for base rent and a small number of our leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. Although we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming locations. If we decide to close locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term, or to pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing locations, which can have a material and adverse effect on us.

If we are unable to renew, renegotiate or replace our leases or enter into leases for new locations on favorable terms, our growth and profitability could be harmed, which could have a material and adverse effect on our business, financial condition and results of operations.

We are required to make significant lease payments for our leases, which may strain our cash flow.

We depend on net cash provided by operating activities to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash provided by operating activities, and sufficient funds are not otherwise available to us from borrowings under our Credit Facilities or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

Increased costs related to the production of our merchandise or disruptions in our distribution network could materially and adversely affect our business, financial condition and results of operations.

There are various costs related to the production of our merchandise. Any increase in such costs could have a negative impact on our business. For example, fluctuations in the prices of raw materials or other costs related to the production of our merchandise could cause our product costs to increase. Increases in our merchandise costs or in the prices of the raw materials used to create our merchandise, such as cotton, petroleum or wool used in the production of fabric and other products, could result in significant cost increases for those products. In addition, significant increases in energy costs or wages used in the production of our merchandise may cause our suppliers to increase the merchandise cost to us, which could have a material and adverse effect on our business, financial condition and results of operations.

Similarly, disruptions in our distribution network could negatively affect our ability to meet customer demand both in our locations and through our e-commerce business. We operate three distribution centers to support our business. The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our locations. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. If any facility is severely damaged or experiences disruptions in operations due to natural disasters or other catastrophic events, labor disagreements, information system issues, shipping problems or any other reasons, our other distribution centers would likely not be able to support the resulting additional distribution demands. In addition, we utilize a variety of fulfillment sources to deliver our e-commerce orders. We rely heavily on the orderly operations of each fulfillment source to receive and manage our inventory, process online orders and deliver directly to customers on a timely basis. Any disruptions in operations whether due to natural disasters, public health epidemics or pandemics, including the ongoing COVID-19 pandemic, catastrophic events, receiving issues, shipping problems, transitioning between fulfillment sources, other operational problems or inefficiencies or any other reasons could have a direct material and adverse effect on our business, financial condition and results of operations, in addition to potentially creating a customer perception issue that could independently have a material and adverse effect on our business, financial condition and results of operations.

We also rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors, from our distribution centers to our locations, for direct shipments from vendors to locations and to fulfill our customers’ online orders. Any disruptions to the transportation system or increases in transportation costs, for example, due to labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, strikes or slow-downs by port or transportation company employees, fuel shortages or transportation cost increases (such as increases in ocean shipping, trucking, or consumer package delivery rates; fuel costs or port fees) could have a material and adverse effect on our business, financial condition and results of operations. Our results of operations may also be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, adequate transportation resources to meet our needs.

Our ability to meet our strategic goals depends on our ability to identify and implement improvements to our supply chain, including merchandise ordering, transportation, direct sourcing initiatives, distribution center capacity and efficiency and receipt processing, as well as the expansion of our international distribution network. If we are unable to successfully implement enhancements to our distribution systems and processes and fail to achieve the efficiencies required for us to meet our strategic goals, including by increasing our penetration of direct to factory buying relationships to reduce cost and improve product innovation, this could disrupt our supply chain, which could have a material and adverse effect on our business, financial condition and results of operations.

Our reliance on foreign suppliers increases our risks of not obtaining adequate, timely and cost effective merchandise, as well as risks involved in foreign operations and foreign currency translation.

We are heavily dependent on foreign suppliers, particularly manufacturers located in China and other Asian countries. For example, during fiscal 2021, we purchased approximately 36% of our products directly from manufacturers located in foreign countries and we anticipate that this percentage may increase in coming years. In addition, many of our domestic suppliers purchase most of their products from foreign suppliers. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of a natural disaster, public health epidemic or pandemic, like the ongoing COVID-19 pandemic), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims. In addition, as part of our global sourcing strategy, we have undertaken efforts to diversify the countries from where we source products, which exposes us to increased risks associated with sourcing products from countries where we have limited or no prior operating experience, such as risks associated with complying with unfamiliar laws and regulations (including uncertainty regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights), ensuring that our suppliers comply with fair labor practices and human rights laws, ensuring that we comply with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, adapting to local cultures, standards and practices and overcoming limited personnel and lack of resources in foreign countries. Any of these risks could cause us to materially alter our business practices related to sourcing and/or impact our profitability resulting in a material and adverse effect on our business, financial condition and results of operations.

If any of our suppliers have practices that are not legal or accepted in the United States, consumers may develop a negative view of us, our brand image could be damaged, and we could become the subject of boycotts by our customers and/or interest groups. Further, if our suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. We conduct periodic audits at various suppliers and have terminated relationships with suppliers from time to time based on the results of those audits. However, there is no guarantee that we can identify all issues from such audits and therefore we rely in part on suppliers’ representations certifying their compliance with applicable laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the product we purchase, our ability to supply merchandise for our locations without interruption, our brand image and, consequently, our sales may be materially and adversely affected.

Additionally, reductions in the value of the U.S. dollar or revaluation of the Chinese currency, or other foreign currencies, could ultimately increase the prices that we pay for our products. Further, all of our products manufactured overseas and imported into the United States are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. If duties were to be significantly increased, it could have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to achieve the expected benefits from the implementation of marketing initiatives.

We may not be able to successfully execute our marketing initiatives, such as changes in the appearance, content and distribution of our advertising, our continued focus on digital marketing (including social media, mobile applications and web tactics such as display marketing, brand partnerships and digital video), new vendor programs and improved merchandising processes, and may fail to realize the intended benefits and growth prospects associated with these initiatives. For example, we may be unable to leverage and grow our digital customer database and social media marketing due to lack of engagement or technology challenges.

Product assortment, price, convenience and customer service have a significant influence on consumers’ choices among competing products and brands. We may fail to meet assumptions underlying estimates of expected revenue growth or overall cost savings from marketing initiatives or renovations of our locations, particularly if economic conditions deteriorate. If we misjudge consumer response to our existing or future promotional activities, our business, results of operations and financial condition could suffer, which could have a material and adverse effect on our business, financial condition and results of operations.

Our continued growth depends on our ability to successfully implement our strategic initiatives, which are subject to a variety of risks and uncertainties.

We are in the process of implementing a location refresh initiative focused on improving the profitability of our existing locations by renovating those locations and enhancing the product offerings within those locations. This initiative has required and will continue to require significant incremental capital expenditures, and the capital required to implement the initiative across our remaining locations may be more than we expect. Additionally, the success of our location refresh initiative depends on the availability of enhanced locations, our ability to grow market share relative to our direct competitors in the same area as our refreshed locations, cost of materials or labor required to execute our refresh projects and ongoing economic viability of the areas where our refreshed locations operate, many of which are outside of our control. Further, as a result of the COVID-19 pandemic, we delayed several of our location refresh projects and may continue to experience additional costs and delays.

We have also implemented a number of cost savings initiatives, including investing in product sourcing initiatives, talent for our indirect spend procurement function and supply chain initiatives to support our e-commerce growth. There can be no assurance that our location refresh initiative, our cost savings initiatives or any future strategic initiatives will be successful, will result in the expected benefits or will be achieved on the anticipated timeframe, or at all. If we are unable to successfully implement our strategic initiative on favorable terms or at all, or if our initiatives are unsuccessful, our business, financial condition and results of operations could be materially and adversely affected.

Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have an adverse effect on our sales and gross margin.

Our proprietary branded merchandise represents a significant portion of our net sales. Our proprietary branded merchandise generally has a higher gross margin than the comparable third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands may limit the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer the appropriate breadth of assortment for many major brands could decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater risk, as we may fail to anticipate trends correctly. In addition, to the extent our proprietary brands underperform, our overall brand and reputation may be harmed. These risks, if they occur, could have a material and adverse effect on our business, financial condition and results of operations.

Any difficulty executing or integrating an acquisition, business combination or other strategic transaction could materially and adversely affect our business, financial condition and results of operations.

We have made strategic acquisitions and investments in the past to help drive our growth and pursue strategic initiatives, and we intend to pursue similar opportunities in the future. Any difficulty in executing or integrating an acquisition, business combination or other strategic transaction may result in our inability to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations. Such transactions may also disrupt the operation of our current activities and divert management’s attention from other business matters. In addition, our Credit Facilities place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

Loss of key senior management executives could have a material and adverse effect on our business, financial condition and results of operations.

We are dependent on the services, abilities and experiences of our key senior management team to execute on our business and operating strategies. The loss of one or more key senior executives could hinder our ability to implement our strategic and operational plans and may have a material effect on us. If we found it necessary to replace one or more key senior executives, delays in hiring the new executive(s) or our inability to effectively integrate the newly-hired executive(s) into our business processes, controls, systems and culture may also have a material and adverse effect on our business, financial condition and results of operations.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. Changes in estimates or projections used to assess the fair value of these assets, the ongoing effective use of those assets in our business or operating results underlying those assets that do not fully support their value, may cause us to incur impairment charges that could materially and adversely affect our business, financial condition and results of operations.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. Under current accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. For example, during fiscal 2020 and in connection with our annual impairment assessment of goodwill and trade name impairment, we recognized a non-cash goodwill impairment charge of $481.8 million and a non-cash trade name impairment charge of $5.0 million, which were driven primarily by the incremental U.S. tariffs on Chinese imports, along with a weaker than expected peak selling season. See “Risk Factors—Risks Related to our Business—Evolving U.S. trade regulations and policies, including with China and other Asian countries, have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations” for further discussion regarding tariffs.

We can make no assurances that we will not record any additional impairment charges in the future. Any future reduction or impairment of the value of tangible assets, goodwill, our trade name or other intangible assets will similarly result in charges against earnings, which could materially and adversely affect our reported business, financial condition and results of operations in future periods.

Failure to comply with various regulations may result in damage to our business.

Various federal and state laws govern our relationship with, and other matters pertaining to, our team members, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and operating results. We have been party to such lawsuits in the past, including in class action lawsuits, and may be subjected to similar suits in the future. In addition, any changes to existing employment laws or regulations or any new employment laws or regulations that are adopted may make it more difficult and costly for us to operate our business and in turn adversely affect our operating results.

Our global operations also expose us to risks and challenges associated with conducting business internationally, including with our foreign suppliers, and our results of operations may be adversely affected by our efforts to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act, U.S. economic sanctions laws and U.S.

export control laws, as well as the laws of other countries, including laws related to product safety and consumer protection, privacy and taxation. Economic sanctions laws in the United States may prohibit us from transacting with or in certain countries and with certain individuals or companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing certain U.S. economic and trade sanctions. As we expand our global presence, we expect our exposure to these risks and challenges to increase, such as with respect to compliance with foreign data privacy laws and tax laws.

Federal, state and foreign governments have enacted or may enact laws or regulations regarding privacy and data security and the collection and use of personal information. We strive to comply with all such laws and regulations; it is possible, however, that these requirements may change, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. Further, security breaches in our information systems could result in a violation of applicable U.S., state and/or international privacy and other laws, and subject us to private litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. Compliance with current and future applicable U.S., state and international privacy, cybersecurity and related laws can be costly and time-consuming. Significant capital investments and other expenditures could also be required to remedy cybersecurity incidents and prevent future breaches, including costs associated with additional security technologies, personnel, experts and call centers and credit monitoring services for those whose data has been breached. Our cyber insurance coverage may not be sufficient to cover such costs. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems. Our failure, or our vendors’ failure, to comply with the regulatory requirements concerning privacy and enhanced regulatory and litigation activity focused on privacy and data security issues could also have a material and adverse effect on our business, financial condition and results of operations.

Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business, including liability claims, employment-related claims, contract disputes, claims arising under consumer protection laws and regulations and allegations that we have infringed third party intellectual property rights.

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could materially and adversely affect our business, financial condition and results of operations.

The success of our marketing and e-commerce initiatives are dependent on our ability to collect, maintain, process and use data obtained through our interactions with customers online. Our use of this information is subject to evolving federal, state and foreign laws and enforcement trends. Failure to comply with existing and future laws and other legal obligations relating to privacy, data protection and customer protection, including those relating to the use of data for marketing purposes, may impede our ability to effectively engage customers via personalized marketing tactics, increase our potential monetary liability, damage our reputation and adversely affect our business and operating results. We are impacted, in particular, by the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020 and is intended to enhance privacy rights and consumer protection for residents of California. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which amends and expands the CCPA with additional data privacy compliance requirements that may adversely impact our business, and establishes a regulatory agency dedicated to enforcing these requirements. In the event that we are unable to timely comply with the new compliance demands, or new compliance regimes as a result of expanding our business, significant fines or penalties could result and could adversely affect our reputation and have a material and adverse effect on our business, financial condition and results of operations.

As we are subject to U.S. federal, state, and local income taxation, and, to a much lesser extent, Chinese taxation, any adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law resulting from the recent presidential and congressional elections in the United States.

We are subject to income taxation at the federal level and by most states and certain municipalities because of the scope of our retail operations and our corporate and financing structure. In addition, income earned by our foreign sourcing office in Shanghai is subject to Chinese taxation. In determining our income tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing corporate and financing structure has been implemented in a manner we believe is in compliance with current prevailing laws, one or more U.S. states or foreign jurisdictions could also seek to impose incremental or new taxes on us. In addition, as a result of the recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. No specific tax legislation or regulations have yet been proposed and the likelihood and nature of any such legislation or regulations is uncertain. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Reliance on Third Parties

A disruption in relationships with third parties could materially and adversely affect our business, financial condition and results of operations.

We rely on third parties to support our business, including, among other things, portions of our technology development and support and certain payment processing services. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, if we fail to properly manage those third parties, or if they fail to meet our performance standards and expectations, including with respect to data security, then our reputation, sales, and results of operations could be adversely affected. In addition, we could face increased costs or be limited in finding replacement providers or hiring and retaining team members to provide these services in-house.

Significant failures by suppliers from whom our products are sourced and the need to transition to other qualified suppliers could materially and adversely affect our business, financial condition and results of operations.

Our business success is highly dependent on our ability to find qualified suppliers who can deliver products and services in a timely and efficient manner and in compliance with our vendor standards and all applicable laws and regulations. Many of our suppliers are small companies with limited resources that lack financial flexibility. Some of our suppliers are susceptible to cash flow issues, production difficulties, quality control issues and problems in delivering agreed-upon quantities of products or services meeting the contractual requirements, on schedule and in compliance with regulatory requirements, including those of the Consumer Product Safety Improvement Act of 2008 and state product safety laws. We may be unable, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products or services prove defective, not in compliance with contractual or regulatory requirements or in violation of third party intellectual property rights. In addition, many of our product suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, exposing us to shifts in demand. In addition, some of our suppliers may be unable to withstand a downturn in economic conditions. The inability of key suppliers to access financing, or their insolvency, could lead to their failure to deliver merchandise or services. If we are unable to procure products and services when needed, our sales and cash flows could be negatively impacted. Significant failures on the part of our key suppliers could have a material and adverse effect on our business, financial condition and results of operations.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business, as we have undertaken efforts to increase the amount of product we source directly from overseas manufacturers who may be new to our supplier network. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner could be a significant challenge, especially with respect to goods sourced from outside the United States. Any issues related to transitioning suppliers or delays in identifying suppliers from additional countries to execute our global sourcing strategy could materially and adversely affect our revenue and gross profit.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may materially and adversely affect our business, financial condition and results of operations.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. As of January 30, 2021, we were utilizing approximately 720 merchandise suppliers. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our locations. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.

Risks Related to Our Capital Structure, Indebtedness and Capital Requirements

We may face risks related to our indebtedness, which included $793.7 million of outstanding debt as of January 30, 2021.

Our indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the debt instruments. We had $793.7 million in debt outstanding and had $270.8 million available for borrowing under our ABL Facility as of January 30, 2021. In addition, in July 2018, we executed an interest rate cap agreement, which, as of January 30, 2021, applied to an aggregate notional value of $681.4 million of our term debt, which is intended to mitigate interest rate risk associated with future changes in interest rates for borrowings on our term loans. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate cap agreement, we still have exposure for the uncapped amounts under the term loans, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense. In fiscal 2021, our total interest expense was $69.0 million. On March 19, 2021, in connection with the closing of our initial public offering, we used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings under the our senior secured second lien term loan facility entered into on May 21, 2018 (“Second Lien Facility”). Following such repayment, our obligations under the Second Lien Facility have been terminated.

Our indebtedness and lease obligations could have important consequences to us, including:

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, investments and general corporate or other purposes;
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that are less leveraged;
•	increasing our vulnerability to general economic and industry conditions;
•	exposing us to the risk of increased interest rates as the borrowings under our Credit Facilities are at variable rates of interest;
•

requiring a portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; and

•

making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness. In addition, we may incur additional indebtedness in the future, subject to the terms of our Credit Facilities, which could magnify the risks that we currently face.

The terms of our Credit Facilities impose operating and financial restrictions on us that may impair our ability to respond to changing barriers and economic conditions.

The agreements governing our Credit Facilities contain a number of restrictive covenants imposing significant operating and financial restrictions on us, including restrictions that may limit our ability to:

•	pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;
•	incur additional indebtedness or issue certain disqualified stock and preferred stock;
•	create liens;
•	make investments, loans and advances;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with our affiliates;
•	prepay certain junior indebtedness;
•	make certain changes to our lines of business; and
•	designate our subsidiaries as unrestricted subsidiaries.

In addition, the credit agreement governing our ABL Facility requires that we maintain a minimum fixed charge coverage ratio if excess availability is less than a specified percentage of the lesser of (i) the borrowing base and (ii) our maximum revolving commitments at any time. Our ability to meet this requirement can be affected by events beyond our control, and we may not be able to meet this ratio. A breach of any of these covenants could result in an event of default under our Credit Facilities and/or other agreements containing cross-default provisions, which could result in our lenders accelerating our debt by declaring amounts outstanding under our debt instruments, including accrued interest, to be immediately due and payable. If we are unable to pay those amounts, the lenders under our Credit Facilities could proceed against the collateral granted to them to the extent such collateral secures such indebtedness. We may not be able to generate sufficient cash to service our indebtedness or satisfy our obligations upon an event of default, and may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In addition, our variable rate indebtedness may use London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate applicable to the indebtedness. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate, or SOFR, as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. It is unknown whether SOFR or any potential alternative reference rate will attain market acceptance as replacements for LIBOR and, as such, the potential effect on our results from operations is unknown.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations and borrowing capacity under our Credit Facilities will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges. Accordingly, we may need to engage in equity or debt financings in addition to our Credit Facilities to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

Risks Related to Intellectual Property, Information Technology and Data Privacy

If we are unable to adequately protect our intellectual property rights, our business, financial condition and results of operations may be materially and adversely affected.

Our success depends in large part on our brand image and our ability to build and maintain brand loyalty. Our company’s name, logo, domain name and our proprietary brands and our registered and unregistered trademarks are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of trademark, trade dress, patent, copyright and unfair competition laws to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and other proprietary rights by others, including imitation and misappropriation of our brand. We cannot assure you that obstacles related to securing additional intellectual property rights will not arise as we expand our products and geographic scope. The unauthorized use or misappropriation of our intellectual property could damage our brand identity and the goodwill we have created for our company, which could cause our sales to decline. We cannot guarantee that the operation of our business does not, and will not in the future, infringe or violate the rights of third parties. Litigation may be necessary to protect or enforce our intellectual property rights, or to defend against third party claims. Any such litigation, regardless of merit, is inherently uncertain and could be time-consuming and result in substantial costs and diversion of our resources, causing a material and adverse effect on our business, financial condition and results of operations. If we cannot protect our intellectual property rights, our brand identity and the goodwill we created for our company may diminish, causing our sales to decline. If we are found to infringe or violate the rights of a third party, we may be forced to stop offering, or to redesign, certain products or services, to pay damages or royalties, and to enter into licensing agreements, which may not be available on commercially reasonable terms, or at all.

Most of our intellectual property has not been registered outside of the United States and we cannot always prohibit other companies from using our unregistered trademarks in foreign countries. Use of our trademarks in foreign countries by others could materially and adversely affect our identity in the United States and cause our sales to decline.

Failure to adequately maintain the security of and prevent unauthorized access to our electronic and other confidential information, including customer and team member personal information, could materially and adversely affect our business, financial condition and results of operations.

We are dependent upon automated information technology processes, and a large portion of our business operations is conducted electronically, increasing the risk of interception or attack that could cause loss or misuses of data, system failure or disruption of operations. As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and team members. We share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our e-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We and/or our third-party vendors, some of our competitors and other companies have in the past experienced data security breaches involving team member and customer personal and financial information, including fraudulent activity on payment cards, and we could suffer a similar attack in the future. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Improper activities by unauthorized third parties, unidentified security vulnerabilities within applications or platforms we utilize, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, or those of third parties with whom we do business, payment card terminals or other payment systems. The techniques used by criminals to obtain unauthorized access to systems or sensitive data change frequently and often are not recognized until after being launched against a target, and accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures and there may be a significant delay between the initiation of an attack on our systems and our recognition of the attack. New or changing risk profiles related to data security could require that we expend significant additional resources to enhance our information security systems.

Any failure on the part of us or our vendors to maintain the security of our confidential data and our team members’ and customers’ personal information, including via the penetration of our network and the misappropriation of confidential and personal information, could result in business disruption, theft of funds and other monetary loss, weaker than expected sales, significant negative media attention, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also could result in deterioration in our team members’ and customers’ trust and confidence in us and other competitive disadvantages, and thus have a material and adverse impact on us. Investigations into a data breach, including how it occurred, its consequences and our responses, by state and federal agencies would possibly lead to fines, other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our information systems and collect and use customer information, and put us at a competitive disadvantage with other retailers. Furthermore, payment card networks with payment cards impacted by a data breach may pursue claims against us, either directly or through our acquiring banks.

In addition, while we currently qualify for self-assessment of compliance with the Payment Card Industry Data Security Standard, or PCI DSS, a failure to maintain our PCI DSS certification could result in our inability to accept credit and debit card payments or subject us to penalties and thus could have a material and adverse effect on our business, financial condition and results of operations.

Intentional or accidental disruptions to our information systems, including our mobile application and primary e-commerce website, or our failure to adequately support, maintain, secure and upgrade these systems could materially and adversely affect our business, financial condition and results of operations.

We depend on a variety of information systems for the efficient functioning of our business and rely on continued and unimpeded access to the internet and we have in the past experienced disruptions of these information systems, resulting in disruptions to our business including the ability for customers to transact on our website and in our locations. We are heavily dependent upon our mobile application as a means of generating online and in-store sales, along with growing customer engagement and perception of our brand. Our mobile application is hosted by a third party and supported by another outside development firm. In addition, joann.com, our website platform, is operated using a software-as-a-service, or SaaS, model provided to us by an independent third party. We also rely on our order management system, which is provided by a third party, to route all of our e-commerce orders for proper fulfillment. Any failures or interruption of our mobile application, website or order management system, or incidents or failures experienced by our third party service providers, could harm our ability to serve our customers through these channels, which could adversely affect our business and operating results.

In addition, we rely on our information systems to effectively process transactions, manage inventory and purchase, sell and ship goods on a timely basis. We also rely on measures designed into these systems to manage and maintain the privacy of customer, vendor and other third party data, summarize and analyze results and maintain cost-efficient operations. Intentional or accidental disruptions to our information systems or our failure to adequately support, maintain and upgrade these systems could harm sales and have a material and adverse impact on us. To the extent we have implemented and continue to implement SaaS solutions and run applications on infrastructure hosted by third parties in the future, we will be subject to increased reliance on external partners and unique risks related to change management and loss of data.

Any material disruption or slowdown of our systems could, among other things, cause information to become lost or inaccurate, cause delays or other problems for our internal operations and customers and generate negative publicity. We may experience operational problems with our information systems as a result of power outages, computer and telecommunication failures, database corruption, denial-of-service attacks, viruses and other malicious software programs, security breaches, natural disasters, cyber-attacks, acts of war and terrorist and criminal activities, employee usage errors or other causes. Cyber incidents may result in loss of sensitive data, intellectual property or funds. Techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, therefore, we may be unable to implement adequate preventive measures. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to recover, fix or replace them or to increase our cyber security protections, and we may suffer interruptions in our operations in the interim, damage to our reputation, legal and financial exposure and potentially a material and adverse effect on us. In addition, such interruptions could negatively impact customer experience and customer confidence. We also rely heavily on our information technology staff. Our inability to meet staffing needs could adversely impact our technology and business initiatives and maintenance on existing systems, which could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to payment-related risks.

We accept payments using a variety of methods, including cash, check, credit card, debit card, gift cards and direct debit from a customer’s bank account. For existing and future payment options that we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment options), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment processing services, including the processing of credit cards, debit cards, electronic checks and gift cards. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also are subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments and our business, financial condition and operating results could be materially and adversely affected.

Risks Related to our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in a significant loss of your investment.

The market price of our common stock may volatile and fluctuate substantially due to factors, including, without limitation:

•	variations in our operating results compared to market expectations or any guidance given by us, or changes in our guidance or guidance practices;
•	changes in the preferences of our customers;
•	low total comparable sales growth and gross margins compared to market expectations;
•	delays in the planned execution of our refresh and assortment optimization projects and other key strategic initiatives;
•	the failure of securities analysts to cover us or changes in financial estimates by the analysts who cover us, our competitors or the retail industry in general;
•	economic, legal and regulatory factors unrelated to our performance;
•	changes in consumer spending or the economy;
•	increased competition or stock price performance of our competitors;
•	announcements by us or our competitors of new locations, capacity changes, strategic investments or acquisitions;
•	actual or anticipated variations in our or our competitors’ operating results, and our competitors’ growth rates;
•	future sales of our common stock or the perception that such sales may occur;
•	changes in senior management or key personnel;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations that are applicable to our business;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	action by institutional shareholders or other large shareholders;
•

events beyond our control, such as war, terrorist attacks, transportation and fuel prices, natural disasters, severe weather and widespread illness or pandemics, including developments relating to the COVID-19 pandemic;

•	speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze”; and
•	the other factors listed in this “Risk Factors” section.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above their purchase price. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of the common stock, regardless of our operating performance. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.

Because LGP owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

We are controlled by LGP, which owns 68.7% of our common stock as of March 26, 2021, following our initial public offering. Accordingly, LGP currently controls the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. Pursuant to the amended and restated shareholders agreement by and among

LGP, certain of our directors and executive officers, certain other existing shareholders and the Company (the “Shareholders Agreement”), LGP is entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors. So long as LGP owns, in the aggregate, (i) at least 50% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, LGP will be entitled to nominate five directors, (ii) less than 50%, but at least 40% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate four directors, (iii) less than 40% but at least 30% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate three directors, (iv) less than 30%, but at least 20% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate two directors, (v) less than 20%, but at least 10% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate one director and (vi) less than 10% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will not be entitled to nominate a director. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Shareholders Agreement” in this Annual Report on Form 10-K. The directors LGP elects have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to shareholders. Even if LGP were to own or control less than a majority of our total outstanding shares of common stock, it is able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

LGP may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, LGP’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our shareholders from realizing a premium over the market price for their common stock.

Additionally, LGP is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. LGP may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Shareholders should consider that the interests of LGP may differ from their interests in material respects.

We are a “controlled company” within the meaning of the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements.

LGP controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of Nasdaq’s rules and may elect not to comply with certain corporate governance requirements of Nasdaq, including:

•	the requirement that a majority of our board of directors consist of independent directors;
•

the requirement that we have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We utilize all of the exemptions listed above. As a result, we do not have a majority of independent directors and our nominating and corporate governance and compensation committees do not consist entirely of independent directors. As a result, our board of directors and those committees have more directors who do not meet Nasdaq’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Sales of a substantial number of shares of our common stock in the public market by our existing shareholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Substantially all of our existing shareholders are currently subject to lock-up agreements with the underwriters of our initial public offering that restrict the shareholders’ ability to transfer shares of our common stock for 180 days from March 11, 2021, the date of our initial public offering, subject to certain exceptions. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our public offering. We have 40,519,274 outstanding shares of common stock as of March 26, 2021. Subject to limitations, 29,581,774 shares will become eligible for sale upon expiration of the lock-up period, as calculated and described in more detail in the section entitled “Shares Eligible for Future Sale” in our Final Prospectus for our initial public offering, filed pursuant to Rule 424(b) of the Securities Act, and dated March 11, 2021, as filed with the SEC on March 15, 2021 (the “Final Prospectus”). In addition, 1,553,328 shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Further, the representatives of the underwriters may, in their sole discretion, release all or some portion of the shares subject to the lock-up agreements at any time and for any reason. See “Shares Eligible for Future Sale” in our Final Prospectus for more information. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material and adverse effect on the trading price of our common stock.

Moreover, holders of approximately 68.7% of our outstanding common stock have rights, subject to certain conditions such as the 180-day lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Any sales of securities by these shareholders could have a material and adverse effect on the trading price of our common stock.

Because our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, these officers may have interests in us that conflict with yours.

Our executive officers hold or may hold restricted shares and options to purchase shares that would automatically vest upon a change of control. As a result, these officers may view certain change of control transactions more favorably than an investor due to the vesting opportunities available to them and, as a result, may have an economic incentive to support a transaction that may not be viewed as favorable by other shareholders.

We may change our dividend policy at any time.

Although we initially expect to pay quarterly dividends at a rate initially equal to $0.40 per share on our common stock to holders of our common stock, we have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and amount of any future dividends is subject to the discretion of our board of directors in determining whether dividends are in the best interest of our shareholders based on our financial performance and other factors and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. See “Dividends” in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Future dividends may also be affected by factors that our board of directors deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future, and any return on investment in our common stock may be solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board are elected at one time;
•

allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the shareholders’ agreement) to fill any vacancy on the board;

•

providing that our stockholders may remove members of our board of directors only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of our then-outstanding stock, following such time as LGP ceases to own, or no longer has the right to direct the vote of, at least 50% of the voting power of our common stock;

•	authorizing the issuance of “blank check” preferred stock by our board of directors, without further shareholder approval, to thwart a takeover attempt;
•

prohibiting shareholder action by written consent (and, thus, requiring that all shareholder actions be taken at a meeting of our shareholders), if LGP ceases to own, or no longer has the right to direct the vote of, at least 50% of the voting power of our common stock;

•

eliminating the ability of shareholders to call a special meeting of shareholders, except for LGP, so long as LGP owns, or has the right to direct the vote of, at least 50% of the voting power of our common stock;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual shareholder meetings; and
•

requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our certificate of incorporation or bylaws if LGP ceases to own, or no longer has the right to direct the vote of, at least 50% of the voting power of our common stock.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or federal district courts of the United States are the sole and exclusive forum for certain types of lawsuits, which could limit our shareholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or the proposed bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine has to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

General Risks

Our business, financial condition and results of operations may be materially and adversely affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions, governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could materially and adversely affect our business, financial condition and results of operations.

Inadequacy of our insurance coverage could have a material and adverse effect on our business, financial condition and results of operations.

We maintain third party insurance coverage against various liability risks and risks of property loss, including data security breach and directors’ and officers’ liability insurance coverage. Potential liabilities associated with those risks or other events could exceed the coverage provided by such arrangements resulting in significant uninsured liabilities, which could have a material and adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish or cease publishing research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about us or our industry. In addition, we may be unable or slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

Becoming a public company increases our compliance costs significantly and requires the expansion and enhancement of a variety of financial and management control systems and infrastructure and the hiring of significant additional qualified personnel.

Prior to our initial public offering, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, significant changes in these and other areas. However, the expenses that are required in order to adequately prepare for being a public company could be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management and will also require us to successfully hire and integrate a significant number of additional qualified personnel into our existing finance, legal, human resources and operations departments.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, if required, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will be required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our annual report on Form 10-K for the year following our first annual report required to be filed with the SEC (subject to any change in applicable SEC rules). Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that require remediation. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if we are required to make restatements of our financial statements, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our common stock may be adversely affected, and we could become subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics (such as the ongoing COVID-19 pandemic), unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. Such events could result in physical damage to or destruction or disruption of one or more of our properties (including our corporate offices, distribution centers and locations) or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data, utility and communications disruptions, fewer customers visiting our locations, including due to quarantines or public health crises, the inability of our customers to reach or have transportation to our locations directly affected by such events and the inability to operate our e-commerce business. In addition, these events could cause a temporary reduction in consumer sales or the ability to sell our products or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our store support center, one of our distribution centers and one retail location are located in a 1.4 million square foot facility on approximately 119 acres in Hudson, Ohio. Our building is sitting on 35 acres with an additional 84 acres of land surrounding the facility. We own both the facility and the real estate. The distribution center occupies 1.0 million square feet and the remainder is used as our store support center and a retail location. We also own a distribution center that is approximately 700,000 square feet situated on a 105-acre site that is located in Opelika, Alabama. We lease and operate a distribution center that is approximately 630,000 square feet located on an 80-acre site in Visalia, California. The initial term of the lease expires in October 2026 with renewal options for up to an additional 40 years.

The majority of our remaining properties that we occupy are leased retail location facilities, located primarily in high-traffic shopping centers. All leases are operating leases and generally have initial terms of 10 years with renewal options for up to 25 years. Certain leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During fiscal 2021, we incurred $266.9 million of occupancy costs, including common area maintenance, taxes and insurance for retail locations.

As of January 30, 2021, the current terms of our leases (including retail locations not yet open), assuming we exercise all lease renewal options, were as follows:

Fiscal Year Lease Terms Expire	Number of Retail Location Leases
Month-to-month	9
2022	21
2023	24
2024	29
2025	30
2026	23
Thereafter	721
Total	857

Item 3. Legal Proceedings

We are now, and may be in the future, involved in various lawsuits, claims and proceedings incident to the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of such proceedings will not have a material adverse effect on our results of operations or financial condition. See Note 13—Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

Our common stock trades on the Nasdaq Global Market under the symbol “JOAN.”

Stockholders

As of March 26, 2021, there were approximately 12 stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

We did not declare or pay cash dividends in fiscal 2021. As a public company we anticipate paying a quarterly dividend at a rate initially equal to $0.40 per share on our common stock to holders of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our shareholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which in turn limits our ability to pay dividends on our common stock.

Use of Proceeds from Sale of Registered Securities

On March 11, 2021, our registration statement on Form S-1 (File No. 333-253121), as amended (the “Registration Statement”), was declared effective by the SEC for our initial public offering of our common stock, pursuant to which we sold a total of 5,468,750 shares of our common stock, par value $0.01 per share, at a public offering price of $12.00 per share. Several of our existing stockholders (the “Selling Stockholders”) sold an additional 5,468,750 shares of common stock at the same public offering price. BofA Securities, Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the several underwriters for our offering. As part of our initial public offering, the underwriters were provided with an option to acquire from us up to 1,640,625 additional shares of common stock at $12.00 per share. This option has not been exercised as of March 26, 2021.

We received gross proceeds of $65.6 million from our sale of common stock in the initial public offering (excluding proceeds from the sale of shares under the over-allotment option, which has not been exercised) and received net proceeds of $57.8 million, after deducting underwriting discounts and commissions of $4.3 million and other expenses of $3.5 million. We did not receive any proceeds from the sale of shares by the Selling Stockholders. We paid the offering expenses of such Selling Stockholders, which did not include the underwriting discounts and commissions. None of the underwriting discounts and commissions or other expenses were paid directly or indirectly to any director, officer or general partner of ours or to their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

We used the net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings under our Second Lien Facility in full.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information included in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal 2019” relate to the 52 weeks ended February 2, 2019, references herein to “fiscal 2020” relate the 52 weeks ended February 1, 2020 and references herein to “fiscal 2021” relate to the 52 weeks ended January 30, 2021.

JOANN Overview

JOANN is the nation’s category leader in Sewing and one of the fastest growing competitors in the arts and crafts category. The Creative Products industry is a large and growing market, which according to a 2017 AFCI study is in excess of $40 billion. The industry is currently experiencing a significant acceleration for product demand in response to multiple themes that have been further solidified during the COVID-19 pandemic, such as heightened DIY customer behavior, amplified participation from both new and existing customers and increased digital engagement, of which we are a key beneficiary because we have positioned ourselves and our go-forward strategies to capitalize on increased demand for Creative Products. As a well-established and trusted brand for over 75 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, we have embarked on a strategy to transform JOANN, which has helped us pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products.

As the nation’s category leader in Sewing with approximately one-third market share, based on our internal research estimates of market share of the Creative Products industry that primarily consist of an annual survey of Creative Product consumers as of July 31, 2020, we believe we offer the broadest selection of products while being committed to providing the most inspiration, helpful service and education to our customers. While we continue to gain market share and solidify this leadership position in Sewing, which represented 48% of our total net sales in fiscal 2021, we have also been growing our share of and believe we have further significant share opportunity in the arts and crafts category. We are well-positioned in the marketplace and have multiple competitive advantages, including our broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. We offer an extensive assortment, which at its peak, averages more than 95,000 SKUs in stores and over 245,000 SKUs online, across Creative Product categories. Over 50% of our in-store net sales cannot be directly comparison-shopped because of our strong and growing own-brand portfolio, including our copyrighted or proprietary fabric patterns and designs and factory direct relationships. We have expanded access to this broad assortment through e-commerce and digital capabilities that complement our physical network, drive customer engagement and deliver an exceptional customer experience while supporting consistently strong gross margins. Through our omni-channel platform, we serve our customers in a differentiated manner by offering several convenient fulfillment options, including BOPIS, curbside pick-up and ship-to-home offerings. Our omni-channel platform operates at a large scale, having generated approximately $511 million, $126 million and $103 million in net sales in fiscal 2021, 2020 and 2019, respectively. Our data-driven digital capabilities further reinforce our relationship with our customers. Customers can interact with our brand whenever and however they want. Customers connect with us through our newly re-designed mobile-first website, joann.com, and our widely-used mobile application with more than 12 million downloads. As of the end of fiscal 2021, we had approximately 71 million addressable customers in our vast database, nearly 17 million customers in our email database and over four million customers in our very large SMS text database. These points of differentiation are reinforced by our knowledgeable, friendly and trusted team members, a significant number of whom are sewing and craft enthusiasts, who offer a service-oriented experience for our customers that we believe cannot be replicated by mass retailers or pure play online players.

In 2016, we accelerated our journey to transform JOANN by reinventing the in-store and digital customer experience. We recruited talent at every level of the company and across all key business areas to complement our existing expertise. This undertaking has resulted in significant enhancements to our value proposition, including reinvigorating our core merchandise assortment, refreshing our branding, developing a location refresh prototype and improving the customer experience. We improved our assortment by conducting a systematic review of all categories at a product-level and all layouts at a location-

level in order to optimize sales and gross margin. We have also expanded our data-driven digital footprint, which includes our extensive digital marketing assets, CRM system, social media platforms and e-commerce capabilities. We better understand our customers through our centralized database that brings together how each customer interacts in our physical and digital properties and provides a holistic view of their behavior. We are able to utilize this data to drive engagement with our brand, create loyalty and inspire, educate and ensure we are increasing our share of customer spend through timely and relevant marketing. By using data and digital contact channels, including email and SMS digital display, and leveraging our mobile application, we are able to contact customers with personalized content and provide the convenience to shop wherever and however they choose. We believe that these core initiatives and transformational investments have driven our performance and increased customer engagement over the last several years and strategically position us to continue to create long-term value. This momentum was temporarily interrupted in fiscal 2020 by the unanticipated headwind of incremental U.S. tariffs on Chinese imports that we estimate, before mitigation, would have amounted to $75 million of additional annual costs, as these tariffs applied to a broad range our products. However, after working to partially offset their effects and having incorporated the balance of these tariffs into our cost base, we are driving strong operating profit growth across both our locations and e-commerce platform as well as achieving margin expansion.

Factors Affecting Our Business

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. Spending by customers on our products and services is primarily discretionary, and as a result generally positive economic conditions create increased discretionary household income that promotes higher levels of spending across our business. However, the creative activities we support tend to be lower cost than other leisure activities, which could protect us to a certain degree from economic downturns. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, availability of consumer credit, interest rates, tax rates and inflation, and fuel and energy costs. Macroeconomic factors can also affect our input and labor costs, notably inflation, as our financial results and ability to invest in the business are directly impacted by increases or decreases in the cost of goods and services required in our operations and initiatives. In addition to inflation, our input and labor costs are impacted by mandated costs such as minimum wages and trade policies, most significantly tariffs and duties on our products imported from foreign countries. The implementation of incremental U.S. tariffs on Chinese imports in particular has had a significant impact on our cost of goods sold, product demand and sourcing strategies. Before mitigation, we estimate that incremental U.S. tariffs on Chinese imports in fiscal 2020 would have amounted to $75 million of additional annual costs, as these tariffs applied to a broad range of our products.

The COVID-19 pandemic. As described below, the COVID-19 pandemic has had and is expected to continue to have a substantial impact on our business.

Consumer demand for our products and services. Our industry supports activities that are discretionary in nature and can be highly influenced by consumer trends. Our ability to achieve our desired results, including attracting new customers and growing share of spend with existing customers, depends on our ability to develop compelling product assortments and services delivered within a convenient and engaging shopping experience. Moreover, due to the nature of our business, we purchase much of our inventory well in advance of each selling season. If we misjudge consumer preferences and demand for certain products, we could be faced with excess inventories that would impact our net sales and profits.

Size and loyalty of our customer database. Our ability to effectively market to our customers is a critical component of our business success. We tier our customers based on total sales volume and frequency of purchase. For fiscal 2021, 29% of our net sales were generated by our top three million customers. Our recent success is also being largely driven by new customers added to our database, as 15% of our net sales for fiscal 2021 were generated by new customers added to our database over that same time period.

Competition. The Creative Products industry includes specialty retailers and mass merchandisers that provide assortments in many of our categories albeit typically with more limited breadth, local shops that tend to feature select categories (e.g. quilting and yarn shops) and pure play e-commerce players. We compete with all of these providers for customer attention, shopping visits, exclusive vendor relationships, leadership talent and in some cases front line employees and retail locations. Our ability to be effective across all of those points of competition has a significant effect on our results of operations.

Effective development and sourcing of products. Our business success requires that we provide relevant and innovative products to our customers at competitive prices. Development of those products is dependent on effective relationships with key suppliers and in many cases internal development of new products or application of current consumer trends to existing product lines. Our ability to develop, promote and apply our exclusive brands to new products is a critical component of building competitive assortments that drive our sales. Our ability to effectively source products, including through factory direct relationships, allows us to offer assortments at competitive prices while maintaining profitable product margins.

Management of inventory and our supply chain. We offer an extensive assortment, which at its peak, averages more than 95,000 SKUs in stores and over 245,000 SKUs through our e-commerce platforms, across Creative Product categories. The high number of SKUs required to support our business as well as the need to introduce new products and manage seasonality create complexity in our operations. We also sometimes experience long lead times for manufacture and delivery of our products, particularly those that we source directly from foreign suppliers, which further increases inventory carrying costs. The ability to effectively forecast product demand, maintain a high number of vendor relationships and order volume, replenish and allocate product and manage distribution and logistics are all critical to our success. Issues with any of these processes could result in lost sales or excess inventories which would have a negative impact on our results of operations.

Investments in our locations, technology, infrastructure, team members and new business opportunities. We have made, and will continue to make, significant investments in our business and operations. We believe these investments have laid the foundation for our results of operations and continued profitable growth. Refreshing our locations, enhancing our omni-channel and other customer-facing and supporting technologies, strengthening our core business processes, adding talent while developing our current team and making investments in ventures that augment our current business are critical to sustaining a vibrant enterprise that will drive strong financial results.

Seasonality in quarterly results. Historically, our net sales and operating profits have been materially higher in our third and fourth fiscal quarters, particularly in the months of September through December, coinciding with fall and holiday selling seasons. We incur significantly higher expenses and working capital needs in April through August in order to procure inventory to support higher levels of sales activity later in the year. Our ability to generate cash flow or otherwise finance increased costs in the earlier portion of our fiscal year is critical to achieving strong net sales and operating profit in our historically busier fall and holiday seasons.

Effects of COVID-19 on Our Business

We continue to closely monitor the impact of the COVID-19 outbreak on all facets of our business. We have taken actions to protect the safety of our team members and customers and to manage the business through the resulting fluid and challenging environment.

In late 2019, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Federal, state, and local governments have since implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. In response to government closure orders, we were forced to close hundreds of our locations. During the second half of March 2020 and the beginning of April 2020, approximately half of our locations were closed, either completely or to in-store traffic. However, we immediately began working diligently with local and national government officials in advocating that our business and the products we sell were essential in the fight against COVID-19, and therefore exempt from shelter-in-place and stay-at-home orders. Over the ensuing weeks, we began to re-open many of our locations across the country. Initially, many of these locations were re-opened for curbside pick-up only via our BOPIS ordering process. At the beginning of the second quarter of fiscal 2021, we had fewer than 30 locations fully closed and roughly 400 locations open for curbside pick-up only, and by mid-June 2020, all locations were fully operational and open to walk-in traffic. Throughout the entirety of the third and fourth quarters of fiscal 2021, all locations remained opened other than for temporary deep cleanings required to maintain sanitation protocols or for weather and other related hazards. Since that time, certain state and local governments have continued to impose retail closure orders and capacity restrictions, impacting some of our locations. During this time, our ability to fulfill e-commerce orders via both our BOPIS and ship-to-home programs without interruption has had a significant positive impact on our financial performance. We have also experienced an increase in sales in certain merchandise categories due to the effects of the pandemic, as consumers created personal protective equipment, or PPE, such as face masks, and engaged in more DIY projects due to additional time spent at home. This increase in activity has led to significant additions to our marketing database, which has grown by over 10 million customers in fiscal 2021. Our ability to directly market to these new customers through our robust and efficient digital channels has led to repeat purchases across a broad array of our merchandise assortments. We have also experienced declines in sales of a limited number of categories that are tied to activities that are restricted due to the pandemic such as special occasion fabrics used by customers that plan a wedding or that make their own Halloween costumes. In addition, we incurred additional supply chain expenses to ensure we were adequately stocked on key merchandise and to mitigate supply interruptions that the pandemic caused. Our COVID-19 related costs for fiscal 2021 were $65.0 million. Throughout the pandemic, we have worked closely with our suppliers to manage flow of inventory and prioritize our most urgently required merchandise, as in many cases our needs have varied from earlier expectations and our suppliers have often needed to react to their own challenges presented by COVID-19. While it is difficult to estimate the sales to date that have been attributable to PPE-making with precision, we have been able to note significant changes in normal sales trends in categories that support that effort.  These categories include cotton fabric, certain sewing supplies such as elastic, and sewing machines. Those favorable impacts to our sales were partially offset by mandated store closures and reduced sales in categories such as special occasion fabrics and seasonal décor and entertaining, which have been negatively impacted by broad restrictions on customer gatherings and celebrations. We estimate the net result of those impacts amount to a one-time annualized benefit to our sales of 8% to 9% for fiscal 2021. However, we view the significant number of new customers and increased engagement by new and current customers as an encouraging signal for the future of our business. We also believe the rapid adoption by customers of our digital and omni-channel offerings is a highly scalable platform that we can leverage to increase sales and reduce costs.

In response to the pandemic, we have instituted modified or reduced hours, as well as reduced occupancy limits, for all of our locations. In certain jurisdictions, our occupancy is further limited by the relevant government authority. We have also implemented, and may need to take further steps to, make adjustments to staffing levels and location configurations to reflect not only applicable restrictions and guidelines but also potential levels of consumer engagement. We are prioritizing the health and safety of our team members and customers and, to that end, we have instituted the following guidelines within all locations:

•

requiring all team members in our locations to perform a health screening before each shift, which includes temperature checks, and instructing team members to stay home if they exhibit any COVID-19 symptoms;

•	putting up signs and other indicators to promote social distancing while shopping and standing in line;
•	implementing increased cleaning and sanitization practices throughout the location, with additional focus on high-traffic and high-touch areas such as carts, cutting counters and checkout counters;
•	wearing a face mask or face shield; and
•	conducting a pre-opening checklist in each location each day.

Our steps to manage operation of our locations during the pandemic have added costs to our business, some of which are non-recurring in nature, including, but not limited to premium pay for our hourly employees as well as incremental labor hours and supplies to maintain sanitation and social distancing protocols. These precautions may change from time to time as local conditions and applicable health mandates change, and therefore, it is possible we may be required to temporarily close locations or limit our operations. See “Risk Factors—Risks Relating to our Business—Our business is subject to continued uncertainty with respect to the ongoing COVID-19 pandemic.”

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key accounting principles generally accepted in the United States of America (“GAAP”) measures include net sales, cost of sales, selling, general and administrative expenses and operating profit. In addition, we also review other important non-GAAP metrics such as Adjusted EBITDA and other performance indicators such as total comparable sales.

Net Sales

Net sales are derived from direct retail sales to customers in our locations and online, net of merchandise returns, discounts and coupons, and excluding sales tax. Growth in net sales is impacted by total comparable sales, new location openings, location refreshes and closures.

Total Comparable Sales

Total comparable sales are an important measure throughout the retail industry. This measure allows us to evaluate how our location base and e-commerce business are performing by measuring the change in period-over-period net sales in locations that have been open for the applicable period. We define total comparable sales as net sales for locations that have been open for at least 13 months as well as net sales for locations that have not been remodeled, expanded or downsized in the last 13 months. In addition, total comparable sales include our e-commerce sales generated via joann.com (online sales for all products) and creativebug.com (online sales of digital videos for crafting projects). There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Annual Report on Form 10-K regarding our total comparable sales may not be comparable to similar data made available by other retailers.

Gross Margin

Gross margin is calculated as net sales less cost of sales. Cost of sales consists primarily of the direct cost of merchandise sold at our locations and through our e-commerce platforms, along with several other costs including freight expense, vendor allowances and cash discounts, inventory shrink and clearance activity. We define gross margin rate as gross margin divided by net sales.

Our calculations of gross margins may not be directly comparable to those of our competitors. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude the indirect portion from gross margin and include it within selling, general and administrative expenses, or SG&A expenses. We include distribution costs that are directly associated with the acquisition of our merchandise and delivery to our locations in cost of sales. These costs are primarily freight incurred when we receive merchandise shipments from the vendor to our distribution centers or directly to our locations and also when we ship merchandise from our distribution centers to our locations. Freight incurred to ship e-commerce orders to our customers is also included in our cost of sales. These freight costs as well as duties, including tariffs, related to import purchases and internal transfer costs are considered to be direct costs of our merchandise and, accordingly, are recognized as cost of sales when the related merchandise is sold.

Purchasing, receiving, warehousing, fulfillment of e-commerce orders (excluding shipping costs) and other costs of our distribution network (including depreciation) and location occupancy costs are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A expenses.

Selling, General and Administrative Expenses

SG&A expenses consist of various costs related to supporting and facilitating the sale of merchandise in our locations and via our e-commerce platforms. These costs include but are not limited to location, distribution center and administrative payroll, employee benefits, stock-based compensation, occupancy, facility and operating costs for our locations, distribution centers and corporate office, advertising expenses, payment card acceptance and interchange fees, location pre-opening and closing costs and other administrative expenses.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on form 10-K. Discussion of the year ended February 1, 2020 compared with the year ended February 2, 2019 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus.

Statement of Consolidated Income Data:

	Fiscal Year-Ended
(In millions)	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$2,762.3	$2,241.2	$2,324.8
Gross margin	1,366.2	1,105.3	1,176.5
SG&A expenses	1,132.0	977.4	951.4
Depreciation and amortization	80.0	77.5	76.0
Goodwill and trade name impairment	—	486.8	—
Operating profit (loss)	154.2	(436.4)	149.1

Other Operational Data:

	Fiscal Year-Ended
(Dollars in millions)	January 30, 2021	February 1, 2020	February 2, 2019
Total comparable sales vs. prior year	23.5%	(3.6)%	1.9%
Gross margin rate	49.5%	49.3%	50.6%
SG&A expenses as a % of net sales	41.0%	43.6%	40.9%
Operating profit (loss) as a % of net sales	5.6%	(19.5)%	6.4%
Net income (loss)	$212.3	$(546.6)	$35.3
Adjusted EBITDA (1)	$323.3	$153.4	$252.0
Adjusted EBITDA as a % of net sales	11.7%	6.8%	10.8%
Total retail location count at end of period	855	867	869

(1)	See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the 52 Weeks Ended January 30, 2021 and February 1, 2020

Net Sales

Net sales were $2,762.3 million for fiscal 2021, an increase of $521.1 million or 23.3% compared to fiscal 2020. Total comparable sales increased 23.5% for fiscal 2021 compared to a 3.6% total comparable sales decrease for the prior year. Our total comparable sales growth resulted from an 18% increase in average transaction value and a 4% increase in transactions in our retail locations along with increases in third party fulfilled e-commerce sales and freight revenue on e-commerce orders. Increases in average transaction value were primarily driven by higher average unit retail values as well as increases in the average number of items purchased per transaction. Omni-channel net sales grew by 305% in fiscal 2021 as compared to fiscal 2020 and represented 19% of total sales.

Gross Margin

Gross margin was $1,366.2 million for fiscal 2021, an increase of $260.9 million or 23.6% compared to fiscal 2020. The increase was primarily driven by an increase in net sales and further supported by an increase in our gross margin rate. Gross margin rate was 49.5% for fiscal 2021, an increase of 14 basis points compared to fiscal 2020. Improvements in product costs obtained through our strategic sourcing efforts and the reduced depth of our promotional offers were partially offset by incremental U.S. tariffs on Chinese imports, higher freight expense associated with the increased volume of e-commerce orders, and increases in clearance activity as well as increases in theft, loss and damage of merchandise inventory, which we refer to as inventory shrink.

We also experienced increases in costs related to the COVID-19 pandemic, including import costs to expedite delivery of critical merchandise and costs of donated product related to our community support efforts.

Selling, General and Administrative Expenses

SG&A expenses were $1,132.0 million for fiscal 2021, an increase of $154.6 million or 15.8% compared to fiscal 2020. This increase was primarily driven by several factors, including $50.9 million of incremental one-time expenses throughout the COVID-19 pandemic, which included maintaining protocols to ensure a safe environment for our customers and team members through intensified cleaning and stronger focus on capacity management along with additional labor costs associated with premium pay provided from April through January to all of our essential store and distribution center team members. In addition, we provided for increases in expected payments under our incentive compensation plans of $42.5 million which were based on our favorable financial performance during the year compared to our expectations. Finally, we experienced higher location labor of $40.0 million along with payment card interchange fees and other variable expenses of $10.0 million due to our higher total comparable sales in fiscal 2021 compared to fiscal 2020.

As a percentage of net sales, SG&A expenses for fiscal 2021 were 41.0%, a decrease of 262 basis points compared to fiscal 2020. This improvement was driven by our ability to leverage our net sales increase against expenses that have grown more slowly, even after absorbing incremental expenses to manage through the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense was $80.0 million in fiscal 2021, an increase of $2.5 million compared to fiscal 2020. This increase was driven primarily by investments in location refresh and technology projects in fiscal 2020.

Goodwill and Trade Name Impairment

There were no goodwill or trade name impairment losses recorded in fiscal 2021 due to no indication of impairment. We did record impairment charges of $486.8 million in fiscal 2020, which were predominantly the result of negative total comparable sales and declining margins, driven primarily by the incremental U.S. tariffs on Chinese imports, along with a weaker than expected peak selling season. See Note 8—Goodwill and Other Intangible Assets to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest Expense

Interest expense for fiscal 2021 was $69.0 million, a decrease of $32.9 million compared to fiscal 2020. This decrease in interest expense was due to lower average borrowings and lower interest rates as a result of decreases in LIBOR rates. The average debt level in fiscal 2021 was $1,054.6 million compared to $1,256.7 million in fiscal 2020.

We had $793.7 million of debt outstanding (face value) as of January 30, 2021 versus $1,235.5 million as of February 1, 2020.

Debt Related (Gain) Loss

During fiscal 2021, we repurchased $351.5 million in face value of the term loans provided pursuant to our First Lien Facility and our Second Lien Facility, at an average of 54% of par, resulting in a $155.2 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows included elsewhere in this Annual Report on Form 10-K. A write-off of the deferred charges and original issue discount, totaling $6.0 million, associated with the original debt issuance was recognized as an offset to the gain recognized. The term loan repurchases were executed, following a competitive market bidding process, through several open market purchases on arm’s length terms and in compliance with the terms of the underlying credit agreements. See Note 2—Financing to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Income Taxes

Our effective income tax rate for fiscal 2021 was 11.7% compared to (2.3)% on a pre-tax loss for fiscal 2020. The increase in the effective income tax rate in fiscal 2021, as compared to fiscal 2020, relates primarily to the reversal of the valuation allowance for the deferred tax asset relating to the interest expense carryover, an effective tax rate benefit for a net operating loss carried back to tax years with a Federal tax rate of 35% versus 21%, as well as the impact of the nondeductible goodwill impairment.

Net Income (Loss)

Net income was $212.3 million for fiscal 2021, an increase of $758.9 million compared to fiscal 2020. The increase was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA increased 110.8% to $323.3 million or 11.7% of net sales for fiscal 2021 compared to $153.4 million or 6.8% of sales for fiscal 2020. Our growth in Adjusted EBITDA of $169.9 million and expansion of Adjusted EBITDA as a percentage of net sales of 487 basis points was driven primarily by growth in total comparable sales that exceeded our rate of growth in SG&A expenses, as well as improvements in our gross margin rate.

Non-GAAP Financial Measures

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; to compare our performance against that of other peer companies using similar measures; and because our Credit Facilities use measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net, debt related (gain) loss and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including costs related to strategic initiatives, COVID-19 costs, technology development expense, stock-based compensation expense, loss on disposal and impairment of fixed and operating lease assets, goodwill and trade name impairment, sponsor management fees and other one-time costs. The further adjustments are itemized in the table below.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest and principal payments on our debt;
•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term incentive compensation;
•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(In millions)	January 30, 2021	February 1, 2020	February 2, 2019
Net income (loss)	$212.3	$(546.6)	$35.3
Income tax provision	28.0	12.1	10.3
Interest expense, net	69.0	101.9	101.1
Debt related (gain) loss (1)	(155.1)	(3.8)	2.4
Depreciation and amortization (2)	80.6	78.0	76.2
Strategic initiatives (3)	6.2	9.0	7.3
COVID-19 costs (4)	65.0	—	—
Technology development expense (5)	5.8	6.4	3.9
Stock-based compensation expense	1.5	1.2	0.6
Loss on disposal and impairment of fixed and operating lease assets	5.6	1.0	3.2
Goodwill and trade name impairment (6)	—	486.8	—
Sponsor management fee (7)	1.3	5.0	5.0
Other (8)	3.1	2.4	6.7
Adjusted EBITDA	$323.3	$153.4	$252.0

(1)	“Debt related (gain) loss” represents gains associated with debt repurchases below par and write off of unamortized fees and original issue discount associated with debt refinancings.
(2)	“Depreciation and amortization” represents depreciation, amortization of intangible assets, amortization of favorable and unfavorable lease rights, and amortization of content costs.
(3)

“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives, including costs (i) to design a new prototype and assortment optimization process for locations, (ii) related to our efforts to initially evaluate and implement opportunities to offset the significant costs incurred due to the new U.S. tariffs on merchandise produced in China, (iii) to start up a new technology product that would traditionally be incurred by our vendors, (iv) to evaluate our opportunity in new potential lines of business, (v) to analyze improved supply chain capabilities, (vi) related to one-time legal and accounting fees associated with our initial public offering and (vii) to establish our foreign sourcing office.

(4)

“COVID-19 costs” represents premium pay for location team members (including cleaning and location capacity management labor), incremental seasonal clearance associated with location closures, donations for our mask making initiative and additional location cleaning supplies.

(5)

“Technology development expense” represents one-time IT project management and implementation expenses, such as internal project management labor, third-party consulting fees and user fees incurred during the development period of a new software application, that are not part of our ongoing operations and are typically redundant during the initial implementation of software applications or other technology systems across different functional operations of our business before they are in productive use.

(6)

Based on our evaluation for impairment of the carrying amount of goodwill and trade name on our balance sheet. Impairment recorded was driven predominantly by the result of negative total comparable sales and declining margins, primarily resulting from the incremental U.S. tariffs on Chinese imports, along with a weaker than expected peak selling season. See Note 8—Goodwill and Other Intangible Assets to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

(7)

“Sponsor management fee” represents management fees paid to our sponsor, LGP (or advisory affiliates thereof), in accordance with our management services agreement, which terminated upon the consummation our initial public offering. Following our offering, LGP does not provide managerial services to us in any form.

(8)	“Other” represents one-time severance, certain legal, executive leadership transition and business transition expenses.

Liquidity and Capital Resources

Prior to our initial public offering, we had three principal sources of liquidity: cash generated from operations, cash and cash equivalents on hand and available borrowings under our ABL Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our ABL Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. Please refer to Note 2—Financing to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the material terms of our Credit Facilities. As of January 30, 2021 and February 1, 2020, we were in compliance with all covenants under our Credit Facilities.

On March 12, 2021, in connection with our initial public offering, we issued and sold 5,468,750 shares of our common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of approximately $57.8 million, after deducting the underwriting discount of approximately $4.3 million and offering expenses of approximately $3.5 million.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus location pre-opening and closing costs excluding loss on disposal and impairment of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Credit Facilities. We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount (i) under our First Lien Facility if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0 and (ii) under our Second Lien Facility if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for such period is not greater than 4.50 to 1.0. As of January 30, 2021, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 3.3 to 1.0, and of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 2.1 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our First Lien Facility and our Second Lien Facility) we are required to apply for the repayment of principal on our First Lien Facility (or if paid off or terminated, our Second Lien Facility), ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. For fiscal 2021, no excess cash flow payment was required . Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(in millions)	Fiscal Year-Ended January 30, 2021
Net cash provided by operating activities	$327.1
Non-cash operating lease expense	(152.4)
Depreciation and amortization excluding content cost amortization	(80.0)
Deferred income taxes	3.9
Stock-based compensation expense	(1.5)
Amortization of deferred financing costs and original issue discount	(3.7)
Debt related gain	155.1
Loss on disposal and impairment of fixed assets	(3.4)
Change in operating assets and liabilities	(32.8)
Net income	$212.3
Income tax provision	28.0
Interest expense, net	69.0
Debt related gain	(155.1)
Depreciation and amortization	80.6
Strategic initiatives	6.2
COVID-19 costs	65.0
Technology development expense	5.8
Stock-based compensation expense	1.5
Loss on disposal and impairment of fixed and operating lease assets	5.6
Sponsor management fee	1.3
Other	3.1
Adjusted EBITDA	$323.3
Location pre-opening and closing costs excluding loss on disposal of fixed assets	5.5
Credit Facility Adjusted EBITDA	$328.8

Our capital requirements are primarily for capital expenditures in connection with new location openings, location remodels, investments in information technology, other infrastructure investments and working capital requirements for seasonal inventory build. These requirements fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the months of September through December and complete most of our capital spending projects.

The following table provides a summary of our cash provided by operating, investing and financing activities:

	Fiscal Year-Ended
(In millions)	January 30, 2021	February 1, 2020	February 2, 2019
Net cash provided by (used for) operating activities	$327.1	$(33.9)	$99.0
Net cash used for investing activities	(35.7)	(79.5)	(49.7)
Net cash (used for) provided by financing activities	(288.4)	86.3	(25.1)
Net increase (decrease) in cash and cash equivalents	$3.0	$(27.1)	$24.2

Comparison of the 52 Weeks Ended January 30, 2021 and February 1, 2020

Net cash provided by (used for) operating activities

Net cash provided by operating activities was $327.1 million in fiscal 2021 compared with $(33.9) million of net cash used for operating activities in fiscal 2020. The increase in net cash provided by operating activities was primarily driven by our positive total comparable sales results, the significant improvement in working capital efficiency and the deferral of certain cash payments either negotiated with our landlords or allowed under the Coronavirus Aid, Relief, and Economic Security Act as a result of the COVID-19 pandemic. The majority of deferred payments will be remitted over the course of fiscal 2022.

Net cash used for investing activities

Cash used for investing activities consists primarily of capital expenditures, the majority of which are focused on strategic initiatives including: new location openings, location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incur capital outlays for equipment and facility management in our distribution centers, locations and corporate offices.

Specifically, investment for each refresh project is tailored to each location’s needs and unit economics. We have four general levels of investment and project scope tailored to what would benefit each location, with future investment expected to range from $150,000 for lightest-touch refreshes to $3 million for the relatively few but most-extensive refreshes. Over 50% of our existing locations are refresh project targets over the next seven to ten years and we expect investments in relation to these future refresh projects to remain consistent with our capital expenditures in connection with completed refresh projects.

Historical capital expenditures are summarized as follows:

	Fiscal Year-Ended
(In millions)	January 30, 2021	February 1, 2020	February 2, 2019
Retail locations	$21.8	$52.1	$33.4
Information technology	10.5	20.2	13.2
Other	3.7	6.3	1.8
Total capital expenditures	$36.0	$78.6	$48.4
Landlord contributions	(4.4)	(9.1)	(7.4)
Total capital expenditures, net of landlord contributions	$31.6	$69.5	$41.0

Total capital expenditures, net of landlord contributions decreased by $37.9 million in fiscal 2021 compared to the prior fiscal year. This decrease was related to specific actions taken to defer projects in an effort to preserve liquidity at the onset of the COVID-19 pandemic. Also, due to the need to maintain sanitation and social distancing protocols in our locations throughout the pandemic, execution of capital projects has often not been feasible.

Net cash (used for) provided by financing activities

Net cash used for financing activities was $(288.4) million in fiscal 2021 compared with $86.3 million of net cash provided by financing activities in fiscal 2020. The change in net cash (used for) provided by financing activities was primarily the result of the repurchase of portions of the First Lien Facility and Second Lien Facility, as well as an increase in payments on the ABL Facility.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit which are typical in a retail environment.

Contractual Obligations and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 30, 2021:

	Payments Due by Fiscal Year
(In millions)	Total	2022	2023-2024	2025-2026	Thereafter
Standby letters of credit	$23.6	$23.6	$—	$—	$—
Purchase commitments (1)	20.0	8.1	10.0	1.9	—
Operating leases	1,135.1	235.7	400.0	278.2	221.2
Finance leases	13.3	5.9	7.4	—	—
ABL Facility (2)	85.5	—	—	85.5	—
ABL Facility interest (2)	5.9	1.3	2.5	2.1	—
First Lien Facility (3)	635.4	—	635.4	—	—
First Lien Facility interest (3)	109.2	41.8	67.4	—	—
Second Lien Facility (4)	72.8	—	—	72.8	—
Second Lien Facility interest (4)	25.8	7.6	15.8	2.4	—
Total contractual cash obligations	$2,126.6	$324.0	$1,138.5	$442.9	$221.2

(1)	Purchase commitments include significant future inventory purchases as well as agreements for technology, in which minimum guaranteed payments are required.
(2)

We had $85.5 million in outstanding borrowings under our ABL Facility at January 30, 2021. Under our ABL Facility, we are required to pay a commitment fee of 0.25% per year on unutilized commitments. The amounts included in ABL Facility interest were based on these annual commitment fees.

(3)

The First Lien Facility, which matures October 21, 2023, is with a syndicate of lenders and is secured by substantially all of our assets excluding the ABL Facility collateral and has a second priority security interest in the ABL Facility collateral. The First Lien Facility provided for mandatory quarterly repayments of $2.3 million on the last business day of each January, April, July and October. As of the second quarter of fiscal 2021, the mandatory quarterly repayments are no longer required as a result of the Company’s debt repurchases exceeding the total mandatory quarterly repayments due over the balance of the life of the loan. Interest payments are due either monthly or quarterly on approximately the 23rd day of the month depending on the underlying LIBOR and are subject to variable interest rates. The amounts included in the First Lien Facility interest were based on the interest rate effective as of January 30, 2021.

(4)

The Second Lien Facility, which matures May 21, 2024, is with a syndicate of lenders and is secured by a second priority security interest in all of our assets, excluding the ABL Facility collateral, and has a third priority security interest in the ABL Facility collateral. The Second Lien Facility does not require quarterly principal payments. Interest payments are due either monthly or quarterly on approximately the 23rd day of the month depending on the underlying LIBOR and are subject to variable interest rates. The amounts included in the Second Lien Facility interest were based on the interest rate effective as of January 30, 2021.

Seasonality

Our business exhibits seasonality, which is typical for most retail companies. Our net sales are stronger in the second half of the year than the first half of the year. Net income is highest during the months of September through December when sales volumes provide significant operating leverage. Working capital needed to finance our operations fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season. However, the COVID-19 pandemic may have an impact to consumer behaviors and customer traffic that result in changes in the seasonal fluctuations of our business. For example, our fiscal 2021 second, third and fourth quarter results were positively impacted by the COVID-19 pandemic due to the demand for select merchandise categories.

Summarized below are key line items by quarter from our Consolidated Statements of Comprehensive Income (Loss):

Fiscal 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Net sales	$499.4	$708.0	$714.1	$840.8
Total comparable sales versus prior year	(2.1)%	53.7%	25.2%	21.2%
Gross margin	$245.8	$351.4	$374.5	$394.5
SG&A expenses	$242.1	$283.6	$292.5	$313.8
SG&A expenses as a percentage of sales	48.5%	40.1%	41.0%	37.3%
Operating (loss) profit	$(16.1)	$48.2	$61.6	$60.5
Net (loss) income	$(23.6)	$149.9	$47.7	$38.3
Adjusted EBITDA	$21.7	$93.1	$102.4	$106.1
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(23.6)	$149.9	$47.7	$38.3
Income tax (benefit) provision	(12.1)	26.7	3.0	10.4
Interest expense, net	22.7	18.4	13.9	14.0
Debt related gain	(3.1)	(146.8)	(3.0)	(2.2)
Depreciation and amortization	19.9	19.7	20.6	20.4
Strategic initiatives	1.1	1.3	1.7	2.1
COVID-19 costs	10.7	21.1	16.6	16.6
Technology development expense	1.1	1.3	1.2	2.2
Stock-based compensation expense	0.4	0.4	0.3	0.4
Loss on disposal and impairment of fixed and operating lease assets	3.4	0.4	(0.2)	2.0
Goodwill and trade name impairment	-	-	-	-
Sponsor management fee	0.8	-	-	0.5
Other	0.4	0.7	0.6	1.4
Adjusted EBITDA	$21.7	$93.1	$102.4	$106.1

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Net sales	$515.4	$461.1	$569.1	$695.6
Total comparable sales versus prior year	(0.4)%	(6.0)%	(3.5)%	(4.4)%
Gross margin	$266.7	$226.4	$283.9	$328.3
SG&A expenses	$236.7	$235.7	$250.6	$254.4
SG&A expenses as a percentage of sales	45.9%	51.1%	44.0%	36.6%
Operating profit (loss)	$10.6	$(158.4)	$14.1	$(302.7)
Net loss	$(12.3)	$(167.8)	$(8.4)	$(358.1)
Adjusted EBITDA	$37.7	$(4.3)	$39.4	$80.6
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(12.3)	$(167.8)	$(8.4)	$(358.1)
Income tax (benefit) provision	(3.2)	(16.0)	(3.6)	34.9
Interest expense, net	26.1	25.4	26.1	24.3
Debt related gain	—	—	—	(3.8)
Depreciation and amortization	19.5	18.8	19.4	20.3
Strategic initiatives	4.1	1.8	1.9	1.2
COVID-19 costs	—	—	—	—
Technology development expense	1.2	1.1	1.4	2.7
Stock-based compensation expense	0.2	0.4	0.3	0.3
Loss on disposal and impairment of fixed and operating lease assets	—	0.1	0.3	0.6
Goodwill and trade name impairment	—	130.4	—	356.4
Sponsor management fee	1.3	1.3	1.2	1.2
Other	0.8	0.2	0.8	0.6
Adjusted EBITDA	$37.7	$(4.3)	$39.4	$80.6

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Net sales	$517.0	$490.0	$591.6	$726.2
Total comparable sales versus prior year	(3.4)%	2.4%	2.9%	5.0%
Gross margin	$269.9	$253.0	$301.4	$352.2
SG&A expenses	$225.9	$231.5	$246.0	$248.0
SG&A expenses as a percentage of sales	43.7%	47.2%	41.6%	34.2%
Operating profit	$24.7	$3.0	$36.5	$84.9
Net income (loss)	$1.1	$(19.4)	$8.3	$45.3
Adjusted EBITDA	$48.5	$25.4	$64.7	$113.4
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$1.1	$(19.4)	$8.3	$45.3
Income tax provision (benefit)	0.2	(5.6)	2.0	13.7
Interest expense, net	23.4	25.6	26.2	25.9
Debt related loss	—	2.4	—	—
Depreciation and amortization	19.3	18.5	19.0	19.4
Strategic initiatives	0.3	0.9	2.5	3.6
COVID-19 costs	—	—	—	—
Technology development expense	0.6	0.9	1.2	1.2
Stock-based compensation expense	0.1	0.3	—	0.2
Loss on disposal and impairment of fixed and operating lease assets	1.2	0.4	—	1.6
Goodwill and trade name impairment	—	—	—	—
Sponsor management fee	1.3	1.2	1.3	1.2
Other	1.0	0.2	4.2	1.3
Adjusted EBITDA	$48.5	$25.4	$64.7	$113.4

Critical Accounting Policies and Estimates

We strive to report our financial results in a clear and understandable manner. We follow GAAP in preparing our Consolidated Financial Statements. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout our financial statements. The accounting policies that involve estimates or assumptions that are material due to levels of subjectivity and judgment necessary to account for highly uncertain matters or are susceptible to change and we consider most critical are as follows:

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted average basis. Inventory valuation methods require certain management estimates and judgments, the most significant of which involves estimates of net realizable value on product designated for clearance, which affects the ending inventory valuation at cost, as well as the cost of sales reported for the year.

We estimate our reserve for clearance product based on a number of factors, including, but not limited to, quantities of slow-moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of our estimates can be affected by many factors, some of which are beyond our control, including changes in economic conditions and consumer buying trends. The corresponding adjustment to cost of sales is recorded in the period the decision is made. We do not believe that the assumptions used in our estimate will change significantly based on prior experience.

Our accrual for inventory shrink is estimated as a percent of sales. The percent used in the determination of the accrual is based on actual historical inventory shrink results of our locations. This estimated percent is applied to sales of our locations for the periods following each location’s most recent physical inventory. In addition, we analyze our accrual using actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our location physical inventory counts are taken in the first three quarters of each year. A majority of locations that have been open one year or longer are physically inventoried once a year. See Note 1—Significant Accounting Policies to our audited financial statements—Inventories included elsewhere in this Annual Report on Form 10-K for further details.

Impairment of Long-Lived and Operating Lease Assets

We evaluate recoverability of long-lived and operating lease assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable (for example, when a location’s performance falls below minimum company standards). In the fourth quarter of each fiscal year or earlier if indicators of impairment exist, we review the performance of individual locations. Underperforming locations are selected for further evaluation of the recoverability of the location’s net asset values. If the evaluation, done on an undiscounted cash flow basis, indicates that a location’s net asset value may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. We estimate fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Additional factors are taken into consideration, such as local market conditions and operating environment. See Note 1—Significant Accounting Policies to our audited financial statements—Impairment of Long-Lived and Operating Lease Assets included elsewhere in this Annual Report on Form 10-K for further details.

Goodwill and Other Indefinite Lived Intangible Assets

We assess the carrying value of goodwill at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

Annually, as of the first day of the fourth quarter, or more frequently if circumstances indicate impairment may exist, we assess qualitative factors to determine whether any circumstances exist which would indicate that it is more-likely-than-not that the fair values of the reporting units are below their respective carrying values. If such circumstances exist, a quantitative assessment is performed. The quantitative assessment compares the fair value of a reporting unit to its current carrying value. We determine the estimated fair value of a reporting unit based on valuation techniques including discounted cash flows as well as a market comparable method. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired.

Annually, as of the first day of the fourth quarter, or more frequently if circumstances indicate impairment may exist, we assess qualitative factors to determine whether any circumstances exist which would indicate that it is more-likely-than-not that the fair values of the indefinite-lived intangible assets not subject to amortization (JOANN Trade Name and joann.com Domain Name) are below their respective carrying values. If such circumstances exist, a quantitative assessment is performed. The quantitative assessment compares the fair value of an intangible asset to its current carrying value. We determine the estimated fair value of an intangible asset based upon the relief from royalty method which evaluates the appropriate royalty rate for the asset.

See Note 8—Goodwill and Other Intangible Assets to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Self-Insurance Reserves

We are self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The ultimate cost of our workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. Our employee medical insurance accruals are recorded based on its medical claims processed, as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Management believes that the various assumptions developed, and actuarial methods used to determine our self- insurance reserves are reasonable and provide meaningful data and information that is used to make the best estimate of our exposure to these risks. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant. A 10% change in our self-insured liabilities as of January 30, 2021 would have affected selling and administrative expenses, operating profit, and income before income taxes by approximately $3.0 million.

Income Taxes

Income taxes are estimated for federal and each state jurisdiction in which we operate. This approach involves assessing the current tax exposure together with temporary differences which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are established based on these assessments. Deferred tax assets are evaluated for recoverability based on future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.  To the extent that recovery is deemed unlikely, a valuation allowance is recorded. Our valuation allowance was $4.4 million and $30.7 million as of January 30, 2021 and February 1, 2020, respectively. In fiscal 2020, the valuation allowance primarily related to the deferred tax assets for interest expense and charitable contribution carryforwards.  The valuation allowance decreased in fiscal 2021 because taxable income is sufficient in the current fiscal year to fully utilize charitable contribution and interest expense carryforwards. Many years of data have been incorporated into the determination of tax reserves and our estimates have historically proven to be reasonable.

Stock-Based Compensation

The fair value of stock-based awards to employees is recognized as compensation expense on a straight-line basis over the requisite service period of the awards. The fair value of the stock-based awards is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected life that stock options will be outstanding prior to exercise and the associated volatility. The absence of an active market for our common stock prior to our public offering has also required our board of directors to determine the fair value of our common stock for purposes of granting stock options. Following the listing of our common stock on Nasdaq, it is not necessary to determine the fair value of our common stock, as our shares are traded in the public market.

The risk-free interest rate is an estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards. Until our public offering, there was no observable market for our common stock. Therefore, stock price volatility was calculated using the historical stock price volatility of comparable companies over the expected life of the options granted. We have not recently declared or paid any cash dividends and had not planned to pay cash dividends at the date of grants. Consequently, we used an expected dividend yield of zero. Expected life represents the period that our stock-based awards are expected to be outstanding. The expected life assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. We account for forfeiture of non-vested options as they occur. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Consolidated Statements of Comprehensive Income (Loss). See Note 10—Stock-Based Compensation to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Recent Accounting Pronouncements

See Note 1—Significant Accounting Policies included elsewhere in this Annual Report on Form 10-K for information regarding recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are indirectly exposed to foreign currency fluctuations on merchandise that is sourced internationally and directly exposed to the impact of interest rate changes on our outstanding borrowings under our First Lien Facility and ABL Facility.

Foreign Currency Exchange Risk

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 36% of our purchases internationally in fiscal 2021. Given our increase in foreign sourcing from prior years, a weakening of the U.S. dollar could result in significantly higher product costs. Our international purchases are concentrated in China and other Asian countries. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Interest Rate Risk

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. We utilize derivative financial instruments to reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness. We currently have hedging arrangements in the form of an interest rate cap agreement, which has an October 2021 termination date, in place to mitigate the impact of higher interest rates. As of January 30, 2021, the interest rate cap agreement hedged $681.4 million of principal under our First Lien Facility and our Second Lien Facility. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of JOANN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JOANN Inc. (“the Company”) as of January 30, 2021 and February 1, 2020, and the related statements of comprehensive income (loss), shareholders' equity (deficit) and cash flows for the years ended January 30, 2021, February 1, 2020 and February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years ended January 30, 2021, February 1, 2020 and February 2, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-insurance reserves
Description of the Matter

At January 30, 2021 the Company’s reserves for workers’ compensation and general liability self-insurance risks were $27.2 million. As discussed in Note 1 of the consolidated financial statements, the Company retains risk for its workers’ compensation and general liability exposures in accordance with self-insurance retention limits. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management with the assistance of actuarial specialists. The future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience and future projections of ultimate losses.

Auditing management’s estimate of the recorded workers’ compensation and general liability self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management in projecting the exposure on incurred claims that remain unresolved, including those which have not yet been reported to the Company.

How We Addressed the Matter in Our Audit

To test the Company’s estimate of the self-insurance reserves, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions described above, and testing the underlying data used by the Company in its analysis, including verification that retention limits are applied according to policy. For example, we compared the significant assumptions used by management to current industry and economic trends and assessed the historical accuracy of management’s estimates. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for the insurance reserves which were then compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Cleveland, Ohio

April 1, 2021

JOANN Inc.

Consolidated Balance Sheets

	January 30, 2021	February 1, 2020
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$27.4	$24.4
Inventories	555.9	649.7
Prepaid expenses and other current assets	71.5	45.7
Total current assets	654.8	719.8

Property, equipment and leasehold improvements, net	280.5	309.0
Operating lease assets	837.0	707.1
Goodwill	162.0	162.0
Intangible assets, net	377.2	384.2
Other assets	25.8	19.2
Total assets	$2,337.3	$2,301.3

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$250.1	$227.1
Accrued expenses	171.3	105.0
Current portion of operating lease liabilities	187.2	157.0
Current portion of long-term debt	—	9.1
Total current liabilities	608.6	498.2

Long-term debt, net	786.3	1,210.2
Long-term operating lease liabilities	766.4	645.2
Long-term deferred income taxes	87.3	91.0
Other long-term liabilities	46.3	28.7

Shareholders’ equity (deficit):
Common stock, par value $0.01 per share; 200,000,000 authorized; issued 36,822,658 shares at January 30, 2021 and February 1, 2020	0.3	0.3
Additional paid-in capital	124.7	123.2
Retained deficit	(69.0)	(281.3)
Accumulated other comprehensive loss	(0.3)	(0.9)
Treasury stock at cost; 1,920,278 shares at January 30, 2021 and February 1, 2020	(13.3)	(13.3)
Total shareholders’ equity (deficit)	42.4	(172.0)
Total liabilities and shareholders’ equity (deficit)	$2,337.3	$2,301.3

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions except per share data)
Net sales	$2,762.3	$2,241.2	$2,324.8
Cost of sales	1,396.1	1,135.9	1,148.3
Selling, general and administrative expenses	1,132.0	977.4	951.4
Depreciation and amortization	80.0	77.5	76.0
Goodwill and trade name impairment	—	486.8	—
Operating profit (loss)	154.2	(436.4)	149.1
Interest expense, net	69.0	101.9	101.1
Debt related (gain) loss	(155.1)	(3.8)	2.4
Income (loss) before income taxes	240.3	(534.5)	45.6
Income tax provision	28.0	12.1	10.3
Net income (loss)	$212.3	$(546.6)	$35.3

Other comprehensive income (loss):
Cash flow hedges	0.7	0.5	(1.8)
Income tax (provision) benefit on cash flow hedges	(0.2)	(0.1)	0.5
Foreign currency translation	0.1	—	—
Other comprehensive income (loss)	0.6	0.4	(1.3)
Comprehensive income (loss)	$212.9	$(546.2)	$34.0

Earnings (loss) per common share:
Basic	$6.08	$(15.67)	$1.01
Diluted	$5.93	$(15.67)	$1.00
Weighted-average common shares outstanding:
Basic	34,902,380	34,882,306	34,852,196
Diluted	35,798,491	34,882,306	35,297,708

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Net cash provided by (used for) operating activities:
Net income (loss)	$212.3	$(546.6)	$35.3
Adjustments to reconcile net income (loss) to net cash provided (used for) by operating activities:
Non-cash operating lease expense	152.4	139.4	—
Depreciation and amortization	80.0	77.5	76.0
Deferred income taxes	(3.9)	7.9	(16.2)
Stock-based compensation expense	1.5	1.2	0.6
Amortization of deferred financing costs and original issue discount	3.7	4.3	4.1
Debt related (gain) loss	(155.1)	(3.8)	2.4
Loss on disposal and impairment of fixed assets	3.4	1.0	3.2
Goodwill and trade name impairment	—	486.8	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	93.8	(33.9)	(39.1)
Increase in prepaid expenses and other current assets	(22.5)	(3.5)	(4.6)
Increase in accounts payable	23.0	2.2	47.6
Increase (decrease) in accrued expenses	62.0	(18.5)	0.6
Decrease in operating lease liabilities	(130.8)	(147.1)	—
Increase (decrease) in other long-term liabilities	9.4	1.2	(12.5)
Other, net	(2.1)	(2.0)	1.6
Net cash provided by (used for) operating activities	327.1	(33.9)	99.0

Net cash used for investing activities:
Capital expenditures	(36.0)	(78.6)	(48.4)
Proceeds from sale of fixed assets	0.5	—	1.7
Other investing activities	(0.2)	(0.9)	(3.0)
Net cash used for investing activities	(35.7)	(79.5)	(49.7)

Net cash (used for) provided by financing activities:
Senior note repurchases	—	—	(274.5)
Term loan proceeds, net of original issue discount	—	—	221.6
Term loan payments	(2.3)	(26.0)	(25.3)
Borrowings on revolving credit facility	584.7	526.3	555.4
Payments on revolving credit facility	(672.7)	(410.8)	(497.4)
Purchase and retirement of debt	(190.5)	(2.4)	—
Premium payments on interest rate cap agreements	—	—	(2.2)
Principal payments on finance lease obligations	(3.4)	(0.7)	—
Purchase of common stock	—	(0.5)	—
Proceeds from exercise of stock options	—	0.3	—
Financing fees paid	(4.2)	—	(2.7)
Other financing activities	—	0.1	—
Net cash (used for) provided by financing activities	(288.4)	86.3	(25.1)
Net increase (decrease) in cash and cash equivalents	3.0	(27.1)	24.2
Cash and cash equivalents at beginning of period	24.4	51.5	27.3
Cash and cash equivalents at end of period	$27.4	$24.4	$51.5

Cash paid during the period for:
Interest	$62.1	$97.4	$104.0
Income taxes, net of refunds	55.2	18.6	23.0

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Net Common Shares	Treasury Shares	Common Stock Stated Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, February 3, 2018	34,852.2	1,863.2	$0.3	$121.1	$(12.8)	$230.0	$—	$338.6
Net income	—	—	—	—	—	35.3	—	35.3
Stock-based compensation	—	—	—	0.6	—	—	—	0.6
Unrealized loss from hedge accounting	—	—	—	—	—	—	(1.3)	(1.3)
Balance, February 2, 2019	34,852.2	1,863.2	$0.3	$121.7	$(12.8)	$265.3	$(1.3)	$373.2
Net loss	—	—	—	—	—	(546.6)	—	(546.6)
Stock-based compensation	—	—	—	1.2	—	—	—	1.2
Purchase of common stock	(57.1)	57.1	—	—	(0.5)	—	—	(0.5)
Exercise of stock options	107.3	—	—	0.3	—	—	—	0.3
Unrealized gain from hedge accounting	—	—	—	—	—	—	0.4	0.4
Balance, February 1, 2020	34,902.4	1,920.3	$0.3	$123.2	$(13.3)	$(281.3)	$(0.9)	$(172.0)
Net income	—	—	—	—	—	212.3	—	212.3
Stock-based compensation	—	—	—	1.5	—	—	—	1.5
Unrealized gain from hedge accounting	—	—	—	—	—	—	0.5	0.5
Foreign currency translation	—	—	—	—	—	—	0.1	0.1
Balance, January 30, 2021	34,902.4	1,920.3	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4

See notes to consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

Note 1—Significant Accounting Policies

Nature of Operations

JOANN is the nation’s category leader in Sewing and one of the fastest growing competitors in the arts and crafts category. The Creative Products industry is a large and growing market, which according to a 2017 Association for Creative Industries study is in excess of $40 billion. The industry is currently experiencing a significant acceleration for product demand in response to multiple themes that have been further solidified during the COVID-19 pandemic, such as heightened do-it-yourself customer behavior, amplified participation from both new and existing customers and increased digital engagement, of which the Company is a key beneficiary because it has positioned itself and its go-forward strategies to capitalize on increased demand for Creative Products. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of January 30, 2021, the Company operated 855 retail locations in 49 states.

The significant accounting policies applied in preparing the accompanying Consolidated Financial Statements of the Company are summarized below.

Basis of Presentation

The Consolidated Financial Statements include the accounts of JOANN Inc. (formerly known as Jo-Ann Stores Holdings Inc.) (the “Holding Company”), Needle Holdings LLC (“Needle Holdings”) and Jo-Ann Stores, LLC and its wholly-owned subsidiaries (“JOANN”). Effective February 9, 2021, Jo-Ann Stores Holdings Inc. amended its certificate of incorporation to change its corporate name to “JOANN Inc.” The amendment was approved by the Board of Directors and was effected by the filing of a Certificate of Amendment with the Delaware Secretary of State. All of the entities referenced in the prior sentence hereinafter will be referred to collectively as the “Company” and are all controlled by affiliates of Leonard Green & Partners, L.P. (“LGP”). All intercompany accounts and transactions have been eliminated upon consolidation.

The Holding Company has no operating activities and is limited to the issuance of shares of common stock and stock options, the repurchase of common shares, the issuance and repurchase of debt, the receipt and payment of dividends or distributions and the payment of interest expense. The authorized, issued and outstanding common shares and treasury shares shown on the Consolidated Balance Sheet are of the Holding Company. Likewise, Needle Holdings has no operating activities and is limited to the issuance of initial shares of common stock and stock options and the payment of dividends or distributions.

COVID-19 Impact

The Company’s operating results for fiscal 2021 may not be indicative of the results that may be expected for fiscal 2022 because of the novel coronavirus (“COVID-19”) pandemic. As a result of the COVID-19 pandemic, federal, state, and local governments have implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions and limitations on business operations. In response to government closure orders, the Company was forced to close hundreds of our locations. During the second half of March 2020 and the beginning of April 2020, approximately half of our locations were closed, either completely or to in-store traffic. However, the Company immediately began working diligently with local and national government officials in advocating that its business and the products it sells were essential in the fight against COVID-19, and therefore exempt from shelter-in-place and stay-at-home orders. Over the ensuing weeks, the Company began to re-open many of its locations across the country. Initially, many of these locations were re-opened for curbside pick-up only via the Company’s buy online pick-up in store (“BOPIS”) ordering process. At the beginning of the second quarter of fiscal 2021, the Company had fewer than 30 locations fully closed and roughly 400 locations open for curbside pick-up only, and by mid-June 2020, all locations were fully operational and open to walk-in traffic. Throughout the entirety of the third and fourth quarters of fiscal 2021, all locations remained opened other than for temporary deep cleanings required to maintain sanitation protocols or for weather and other related hazards. Since that time, certain state and local governments have continued to impose retail closure orders and capacity restrictions, impacting some of the Company’s locations. During this time, the Company’s ability to fulfill e-commerce orders via both its BOPIS and ship-to-home programs without interruption has had a significant positive impact on its financial performance.

Specific material impacts of the COVID-19 pandemic are described throughout the Company’s related financial disclosures.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions, as new information becomes available.

While the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates, where needed, based on the facts and circumstances available as of the reporting date.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2021 refers to the year ended January 30, 2021). Fiscal years consist of 52 weeks, unless noted otherwise.

Recently Adopted Accounting Guidance

In the first quarter of fiscal 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance amends Accounting Standards Codification (“ASC”) 350 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350 to determine which implementation costs should be capitalized in such a cloud computing arrangement. The Company adopted ASU 2018-15 effective February 2, 2020 using the prospective approach, and adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In the first quarter of fiscal 2021, the Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. The Company adopted ASU 2016-13 effective February 2, 2020, and adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Future Adoption of Recently Issued Accounting Guidance

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted average basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost, as well as the cost of sales reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the Company conducts distribution center inventory cycle counts and store physical inventories to substantiate inventory balances.

The Company’s accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of the Company’s store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 30, 2021 is based on shrink results of these prior physical inventory counts. Store locations that have been open one year or longer are physically inventoried at least once over an 18-month cycle, with stores exhibiting a higher rate of shrink to sales inventoried at least once per year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventory counts and shrink trends. During fiscal 2021, the Company canceled approximately 240 store physical inventories as a direct result of the COVID-19 crisis. Therefore, as of the end of fiscal 2021, the Company shrink reserve balance is higher than when compared to fiscal 2020 to account for estimated shrink in those stores where physical counts needed to be delayed.

Inventory reserves for clearance product are estimated based on a number of factors, including, but not limited to, quantities of slow moving or carryover seasonal merchandise on hand, historical recovery statistics and future merchandising plans. The accuracy of the Company’s estimates can be affected by many factors, some of which are outside of the Company’s control, including changes in economic conditions and consumer buying trends.

Consignment inventory is not reflected in the Company’s Consolidated Financial Statements. Consignment inventory consists of patterns, magazines, books, calendars, DVDs, ribbons and seeds. Consignment inventory can be returned to the vendor at any time. At the time consigned inventory is sold, the Company records the purchase liability in accounts payable and the related cost of merchandise in cost of sales.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and impairment. Depreciation is recorded over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings and building/land improvements from 10 to 40 years; furniture and fixtures from five to 10 years; purchased software and computer equipment from three to five years; leasehold improvements for the lesser of 10 years or over the remaining life of the lease; and finance lease assets for the term of the underlying lease. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

Software Development

The Company capitalized $4.1 million in fiscal 2021 and $16.3 million in fiscal 2020 for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements, net. The Company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $7.3 million in fiscal 2021, $6.6 million in fiscal 2020 and $4.7 million in fiscal 2019. The unamortized balance for internal use software is $18.8 million as of January 30, 2021 and $23.0 million as of February 1, 2020.

Goodwill and Other Intangible Assets

The Company assesses the carrying value of goodwill at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

Annually, as of the first day of the fourth quarter, or more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine whether any circumstances exist which would indicate that it is more-likely-than-not that the fair values of the reporting units are below their respective carrying values. If such circumstances exist, a quantitative assessment is performed. The quantitative assessment compares the fair value of a reporting unit to its current carrying value. The Company determines the estimated fair value of a reporting unit based on valuation techniques including discounted cash flows as well as a market comparable method. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired.

Annually, as of the first day of the fourth quarter, or more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine whether any circumstances exist which would indicate that it is more-likely-than-not that the fair values of the indefinite-lived intangible assets not subject to amortization (JOANN Trade Name and

joann.com Domain Name) are below their respective carrying values. If such circumstances exist, a quantitative assessment is performed. The quantitative assessment compares the fair value of an intangible asset to its current carrying value. The Company determines the estimated fair value of an intangible asset based upon the relief from royalty method which evaluates the appropriate royalty rate for the asset.

See Notes to Consolidated Financial Statements, Note 8—Goodwill and Other Intangible Assets for further details.

Impairment of Long-Lived and Operating Lease Assets

The Company evaluates long-lived and operating lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or the Company’s overall business strategies. Potential impairment exists if the estimated undiscounted cash flow expected to result from the use of the asset is less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value. Management estimates fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Additional factors are taken into consideration, such as local market conditions, operating environment and other trends.

As a result of the adverse impact of the COVID-19 pandemic on certain retail locations during the first quarter of fiscal 2021, the Company recognized impairment losses in the amount of $2.2 million within selling, general and administrative (“SG&A”) expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Based on management’s ongoing review of the performance of its stores, utilization of assets and other facilities, impairment losses included within SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss) amounted to $1.9 million for fiscal 2021, $0.2 million for fiscal 2020 and $0.4 million for fiscal 2019.

Store Pre-Opening and Closing Costs

Store pre-opening costs are expensed as incurred and relate to the costs incurred prior to a new store or remodeled store opening, which includes the hiring and training costs for new employees, processing costs of initial merchandise and rental expense for the period prior to the store opening for business.

The Company recognizes costs associated with exit or disposal activities at the time the obligation is incurred. In addition, any liabilities that arise from exit or disposal activities are initially measured and recorded at fair value.

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Store pre-opening costs	$4.1	$7.5	$4.7
Store closing costs	1.5	1.8	1.4
Total	$5.6	$9.3	$6.1

Accrued Expenses

The Company estimates certain material expenses in an effort to record those expenses in the period incurred. The Company’s most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The Company is self-insured for certain losses relating to general liability, workers’ compensation, and employee medical benefit claims. The ultimate cost of the Company’s workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. The Company’s employee medical insurance accruals are recorded based on its medical claims processed, as well as historical medical claims experience for claims incurred but not yet reported. The Company maintains stop-loss coverage to limit the exposure to certain insurance-related risks. Management believes that the various assumptions developed, and actuarial methods used to determine its self- insurance reserves are reasonable and provide meaningful data and information that is used to make the best estimate of the Company’s exposure to these risks. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument. The carrying values of the Company’s cash and cash equivalents, accounts payable and borrowings on the Company’s Revolving Credit Facility are considered to be representative of fair value due to the short maturity of these instruments.

See Notes to Consolidated Financial Statements, Note 4—Fair Value Measurement for discussion regarding the fair value of the Company’s derivative instrument and term loan debt instruments.

Income Taxes

The Company does business in various jurisdictions that impose income taxes. The aggregate amount of income tax expense to accrue and the amount currently payable are based upon the tax statutes of each jurisdiction, pursuant to the asset and liability method. This process involves adjusting book income for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on the balance sheet for temporary differences that will reverse in subsequent years. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period during which the change is enacted. The Company considers indefinite-lived intangibles as a potential future source of taxable income when considering the realizability of indefinite-lived deferred tax assets.

The current tax provision can be affected by the mix of income and identification or resolution of uncertain tax positions. Because income from different state jurisdictions may be taxed at different rates, the shift in mix between states during a year or over years can cause the effective tax rate to change. The rate is based on the best estimate of an annual effective rate, and those estimates are updated quarterly. The Company also regularly evaluates the status and likely outcomes of uncertain tax positions.

As a matter of course, the Company is regularly audited by federal, state and local tax authorities. For federal purposes, effective fiscal 2015, the Company is part of the Compliance Assurance Process (“CAP”) program, pursuant to which it works collaboratively with the IRS in order to address issues prior to its filing of the return. CAP allows for the IRS to achieve an acceptable level of assurance regarding the accuracy of filed tax returns while substantially shortening the length of post filing examinations.  The CAP program consists of three phases: CAP, Compliance Maintenance and Bridge.  Effective fiscal 2018, the Company is in the Compliance Maintenance phase of the program, such that the level of pre-filing and post-filing IRS audit testing has been further reduced from the CAP phase. For fiscal 2021 and fiscal 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination.  Uncertain tax positions are provided for potential exposures when it is considered more-likely-than-not that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. The Company evaluates these uncertain tax positions, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements that may impact the ultimate payment for such exposure.

Revenue Recognition

Revenue is primarily associated with sales of merchandise to customers within the Company’s retail stores and customers utilizing its e-commerce channels. Retail sales, net of estimated returns and point-of-sale coupons and discounts, are recorded at the point-of-sale when customers take control of the merchandise in stores. E-commerce sales include shipping revenue and are recorded upon delivery to the customer. Shipping and handling fees charged to customers are recorded as sales with related costs recorded as cost of sales. Sales taxes are not included in sales as the Company acts as a conduit for collecting and remitting sales taxes to the appropriate governmental authorities. Payment is typically due at the point-of-sale, thus the Company does not have material customer receivables.

The Company allows for merchandise to be returned under most circumstances. The current policy allows for customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt. Historic customer return activity is used to estimate the returns reserve, which historically, has not been material to the Company’s Consolidated Financial Statements. The Company presents the gross sales returns reserve in accounts payable and the estimated value of the merchandise expected to be returned in prepaid expenses and other current assets within the accompanying Consolidated Balance Sheets.

Proceeds from the sale of JOANN gift cards are recorded as a liability and recognized as net sales when redeemed by the holder. Gift card breakage represents the remaining balance of the Company’s liability for gift cards for which the likelihood of redemption by the customer is remote. Gift card breakage is recognized as net sales in proportion to the pattern of rights exercised by the customer and is determined based on historical redemption patterns. The Company generally is not required by law to escheat the value of unredeemed gift cards to the states in which it operates.

Activity related to the Company’s gift card liabilities was as follows:

	Fiscal Year- Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Balance at beginning of period	$32.4	$30.8	$29.5
Issuance of gift cards	45.9	39.6	40.8
Revenue recognized (a)	(39.2)	(36.7)	(38.1)
Gift card breakage	(1.2)	(1.3)	(1.4)
Balance at end of period	$37.9	$32.4	$30.8

(a)	Revenue recognized from the beginning liability during fiscal 2021, fiscal 2020 and fiscal 2019 totaled $8.3 million, $8.9 million and $9.0 million, respectively.

Cost of Sales

Inbound freight and duties, including tariffs, related to import purchases and internal transfer costs are considered to be direct costs of the Company’s merchandise and, accordingly, are recognized when the related merchandise is sold as cost of sales. Cost of sales does not include depreciation and amortization. Purchasing and receiving costs, warehousing costs and other costs of the Company’s distribution network are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A expenses.

The Company receives vendor support, including cash discounts, volume discounts, allowances and markdown support. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, the Company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold through cost of sales.

Operating Leases

Effective February 3, 2019 with the adoption of ASU 2016-02, the Company records right-of-use lease assets and lease liabilities on its Consolidated Balance Sheet. Lease liabilities are recorded at a discount based upon the Company’s estimated incremental borrowing rate. Factors incorporated into the calculation of lease discount rates include the valuations and yields of the Company’s term loan facilities, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for U.S. Retail Company debt yields.

The Company records lease cost on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which may include a period prior to the opening of a store or other facility to make any necessary leasehold improvements and install fixtures. Any tenant allowances received are recorded as a reduction of lease payments when calculating the lease liability and the associated asset. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet and lease expense for such leases is recognized on a straight-line basis over the lease term. The Company combines lease and non-lease components. Many leases include one or more options to renew, and the exercise of lease renewal options is at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Related Party Transactions

Prior to the public offering, JOANN paid a management fee to LGP, which is included in SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). Starting in April 2020, the management fee payable to LGP was forgiven through December 2020 due to the impact of the COVID-19 pandemic. The Company paid management fees of $1.3 million, $5.0 million and $5.0 million during each of fiscal 2021, fiscal 2020 and fiscal 2019, respectively, to LGP, which is included in SG&A expenses.

Advertising Costs

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements, was $60.6 million for fiscal 2021, $64.5 million for fiscal 2020 and $65.6 million for fiscal 2019. Included in prepaid expenses and other current assets was $2.0 million at both the end of fiscal 2021 and at the end of fiscal 2020 relating to prepayments of production costs for advertising.

Stock-Based Compensation

The fair value of stock-based awards to employees is recognized as compensation expense on a straight-line basis over the requisite service period of the awards. The fair value of the stock-based awards is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Prior to the Company’s initial public offering, the absence of an active market for the Company’s common stock also required the Company’s board of directors to determine the fair value of its common stock for purposes of granting stock options. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s common stock. Following the listing of the Company’s common stock on Nasdaq, it is not necessary to determine the fair value of its common stock, as its shares are traded in the public market. See Notes to Consolidated Financial Statements, Note 10—Stock-Based Compensation for further details.

Note 2—Financing

Long-term debt, net consisted of the following:

	January 30, 2021	February 1, 2020
	(Dollars in millions)
Revolving Credit Facility	$85.5	$173.5
Term Loan due 2023	635.4	844.5
Term Loan due 2024	72.8	217.5
Total debt	793.7	1,235.5
Less unamortized discount and debt costs	(7.4)	(16.2)
Total debt, net	786.3	1,219.3
Less current portion of debt	—	(9.1)
Long-term debt, net	$786.3	$1,210.2

Revolving Credit Facility

On October 21, 2016, the Company entered into an asset-based revolving credit facility agreement (the “Revolving Credit Facility”), which provides for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. The borrowing base equals the sum of (i) the appraised net orderly liquidation value of eligible inventory at an advance rate of 90.0 percent to 92.5 percent, based on seasonality, plus (ii) 90.0 to 92.5 percent of the appraised net orderly liquidation value of eligible in-transit inventory, based on seasonality, plus (iii) 90.0 percent of eligible credit and debit card receivables, plus (iv) 90.0 percent of eligible letter of credit inventory, minus (v) certain availability reserves. The facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable, and related assets with a second priority interest in all other assets, excluding real estate. It is guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. The maturity date of the facility is October 20, 2021. Under the facility, base rate loans bear an additional margin of 0.50 percent when average historical excess capacity is less than 40.0 percent of the maximum credit and 0.25 percent when average historical excess capacity is greater than or equal to 40.0 percent of the maximum credit. Eurodollar rate loans bear an additional margin of 1.50 percent when average historical excess capacity is less than 40.0 percent of the maximum credit and 1.25 percent when average historical excess capacity is greater than or equal to 40.0 percent of the maximum credit. Unused commitment fees on the facility are at a rate of 0.25 percent per annum. Interest for base rate loans is due on the first business day of the calendar quarter subsequent to the borrowing period. Interest for Eurodollar rate loans is due the day that the Eurodollar rate loan expires or, if the duration of the loan is more than three months, interest is due every three months from the first day of the interest period. JOANN has the option to request an increase in the size of the facility up to $100.0 million (for a total facility of $500.0 million) in increments of $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Revolving Credit Facility are under no obligation to provide any such additional increments.

The Revolving Credit Facility agreement requires that from the time excess availability on any day is less than the greater of (i) $35.0 million and (ii) 10 percent of the Maximum Credit (as defined in the credit agreement) until the time excess availability is greater than the greater of (i) $35.0 million and (ii) 10 percent of the Maximum Credit for 30 consecutive calendar days, the consolidated fixed charge coverage ratio shall be not less than 1.0 to 1.0.

The total fees and expenses associated with the Revolving Credit Facility were $1.7 million, which fees represent banking, legal and other professional services. These fees and expenses were recorded as deferred costs and are being amortized over the life of the Revolving Credit Facility. Additionally, $0.4 million of debt extinguishment costs were recorded in fiscal 2017 related to the previously deferred costs of the Revolving Credit Facility.

On November 25, 2020, the Company entered into an agreement to amend various terms of the asset-based revolving credit agreement dated October 21, 2016 (as amended, the “Amended Credit Agreement”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025 (subject to a springing maturity date to the extent the Term Loan due 2023 or the Term Loan due 2024 have not been refinanced prior to their current maturity date). No changes were made to the borrowing base formula. The amended facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable, and related assets with a second priority interest in all other assets, excluding real estate. It also continues to be guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The total fees and expenses associated with amending the Revolving Credit Facility were $4.2 million, which fees represent banking, legal and other professional services. These fees and expenses were recorded as deferred costs and are being amortized over the life of the Revolving Credit Facility. Additionally, $0.1 million of debt extinguishment costs were recorded in fiscal 2021 related to the previously deferred costs of the Revolving Credit Facility.

Under the Amended Credit Agreement, base rate loans bear an additional margin of 1.25 percent when average historical excess capacity is less than 33.33 percent of the maximum credit, 1.00 percent when average historical excess capacity is less than 66.67 percent and greater than or equal to 33.33 percent of the maximum credit, and 0.75 percent when average historical excess capacity is greater than or equal to 66.67 percent of the maximum credit. Eurodollar rate loans bear an additional margin of 2.25 percent when average historical excess capacity is less than 33.33 percent of the maximum credit, 2.00 percent when average historical excess capacity is less than 66.67 percent and greater than or equal to 33.33 percent of the maximum credit, and 1.75 percent when average historical excess capacity is greater than or equal to 66.67 percent of the maximum credit. Unused commitment fees on the amended facility remain calculated based on a rate of 0.25 percent per annum. Eurodollar rate loans are subject to a 0.75 percent LIBOR floor. In the event LIBOR ceases to be available during the term of the amended facility, the Amended Credit Agreement provides procedures to determine a “LIBOR Successor Rate.” JOANN has the option to request an increase in the size of the facility up to $100.0 million (for a total facility of $600.0 million) in increments of $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Agreement are under no obligation to provide any such additional amounts.

As of January 30, 2021, there were $85.5 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $23.6 million. As of January 30, 2021, the Company’s excess availability on the facility was $270.8 million. During fiscal 2021, the weighted average interest rate for borrowings under the Revolving Credit Facility was 2.19 percent, compared to 3.42 percent for fiscal 2020. As of February 1, 2020, the Company had $173.5 million of borrowings on the Revolving Credit Facility and the Company’ outstanding letters of credit obligation was $20.3 million. As of February 1, 2020, the Company’s excess availability on the facility was $206.2 million.

Term Loan due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0 percent of face value. On July 21, 2017, the Company completed syndication of an incremental term loan in an aggregate principal amount of $180.0 million, which was issued at 99.0 percent of face value, by obtaining an increase in the principal amount of the Term Loan due 2023. Proceeds from the incremental term loan of $178.2 million were used to pay $1.8 million of fees and expenses related to the incremental term loan, with the remainder used to repurchase $171.6 million plus $4.8 million of accrued interest of the previously outstanding senior notes issued by JOANN, due 2019.

The Term Loan due 2023 facility is with a syndicate of lenders and is secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and has a second priority security interest in the Revolving Credit Facility collateral. It is guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The Term Loan due 2023 has a maturity date of October 20, 2023. Base rate loans bear an additional margin of 4.0 percent, while Eurodollar rate loans bear an additional margin of 5.0 percent. Eurodollar rate loans are subject to a 1.0 percent LIBOR floor. Interest payments are made (a) as to any loan other than a base rate loan, the last day of each interest period applicable to such loan and the applicable maturity date; provided that if any interest period for a Eurodollar rate loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates; and (b) as to any base rate loan, the last business day of each January, April, July and October and the applicable maturity date. During fiscal 2021, the weighted average interest rate for borrowings under the Term Loan due 2023 facility was 6.19 percent, compared to 7.46 percent during fiscal 2020.

The Term Loan due 2023 provided for mandatory quarterly repayments of $2.3 million on the last business day of each January, April, July and October. As of the second quarter of fiscal 2021, the mandatory quarterly repayments are no longer required as a result of the Company’s debt repurchases (as described below) exceeding the total mandatory quarterly repayments due over the balance of the life of the loan. The Term Loan due 2023 also contains a provision requiring up to 50.0 percent of “excess cash flow” (as defined in the Term Loan due 2023 agreement and commencing with the fiscal year ended February 3, 2018) to be applied toward payment of principal on that facility, with step-downs to 25.0 percent and 0.0 percent should the senior secured net leverage ratio be less than 2.50x and 2.00x, respectively. No excess cash flow principal payment was required related to either fiscal 2020 or fiscal 2021.

The Term Loan due 2023 agreement does not contain any financial covenants.

The Term Loan due 2023 was issued at a $14.5 million discount. A portion of the discount in the amount of $11.1 million was recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2023 and $3.4 million of the discount was charged to earnings. A portion of the debt issuance costs and discount was written off in connection with the repurchase transactions described below.

The incremental term loan was issued at a $1.8 million discount, which was recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2023. The total fees and expenses associated with issuing the incremental term loan were $1.8 million, which fees represent banking, legal and other professional fees. These fees and expenses were recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2023. A portion of the deferred costs and discount was written off in connection with the repurchase transactions described below.

During the second quarter of fiscal 2021, the Company repurchased $202.8 million in face value of the Term Loan due 2023 at an average of 63 percent of par, resulting in a $72.2 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $2.5 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

During the third quarter of fiscal 2021, the Company repurchased $4.1 million in face value of the Term Loan due 2023 at an average of 75 percent of par, resulting in a $1.0 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

Term Loan due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024” and, together with the Term Loan due 2023, the “Term Loans”), which was issued at 98.5 percent of face value. The Term Loan due 2024 is with a syndicate of lenders. The Term Loan due 2024 is secured by a second priority security interest in all the assets of JOANN, excluding the Revolving Credit Facility collateral, and has a third priority security interest in the Revolving Credit Facility collateral. It is guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The Term Loan due 2024 has a maturity date of May 21, 2024. Base rate loans bear an additional margin of 8.25 percent, while Eurodollar rate loans bear an additional margin of 9.25 percent. Eurodollar rate loans are subject to a 1.0 percent LIBOR floor. Interest payments are made (a) as to any loan other than a base rate loan, the last day of each interest period applicable to such loan and the applicable maturity date; provided that if any interest period for a Eurodollar rate loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates; and (b) as to any base rate loan, the last business day of each January, April, July and October and the applicable maturity date. During fiscal 2021, the weighted average interest rate for borrowings under the Term Loan due 2024 was 10.54 percent, compared to 11.72 percent during fiscal 2020.

The Term Loan due 2024 does not require amortization payments. The Term Loan due 2024 contains a provision requiring up to 50.0 percent of “excess cash flow” (as defined in the Term Loan due 2024 agreement and commencing with the fiscal year ended February 2, 2019) to be applied toward payment of principal on that facility with step-downs to 25.0 percent and 0.0 percent should the First Lien Net Leverage Ratio (as defined by the Term Loan due 2024 agreement) be less than or equal to 2.50x and 2.00x, respectively; provided, however, for so long as any indebtedness is outstanding under the Term Loan due 2024 agreement, any permitted priority secured debt or any permitted refinancing of any of the foregoing, only declined proceeds shall be subject to the prepayment requirements. No excess cash flow principal payment was required related to either fiscal 2020 or fiscal 2021.

The Term Loan due 2024 agreement does not contain any financial covenants.

The Term Loan due 2024 was issued at a $3.4 million discount, which was recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2024. The total fees and expenses associated with issuing the Term Loan due 2024 were $2.7 million, which fees represent banking, legal and other professional fees. These fees and expenses were recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2024. A portion of the debt issuance costs and discount was written off in connection with the repurchase transactions described below.

During the fourth quarter of fiscal 2020, the Company repurchased $6.3 million in face value of the Term Loan due 2024 at an average of 38 percent of par, resulting in a $3.8 million gain, which was included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows for fiscal 2020. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

During the first quarter of fiscal 2021, the Company repurchased $5.6 million in face value of the Term Loan due 2024 at an average of 43 percent of par, resulting in a $3.1 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

During the second quarter of fiscal 2021, the Company repurchased $130.4 million in face value of the Term Loan due 2024 at an average of 41 percent of par, resulting in a $74.6 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

During the third quarter of fiscal 2021, the Company repurchased $4.2 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $2.0 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

During the fourth quarter of fiscal 2021, the Company repurchased $4.5 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $2.3 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

At January 30, 2021, the Company was in compliance with all covenants under its credit agreements.

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements allow for dividends after an initial public offering in amounts not to exceed 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC. So long as there is no event of default, the credit agreements also allow dividends in amounts not less than $25 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability is greater than 20% of the maximum credit, calculated on a pro forma basis for 60 days.

At January 30, 2021, the Company’s fixed minimum debt principal maturities were as follows:

Fiscal Year	Revolving Credit Facility	Term Loan due 2023	Term Loan due 2024	Total
	(Dollars in millions)
2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	635.4	—	635.4
2025	—	—	72.8	72.8
Thereafter	85.5	—	—	85.5
	$85.5	$635.4	72.8	$793.7

Note 3—Derivative Instruments

The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in interest rates. The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings. The Company may selectively use derivative financial instruments to manage the risks from fluctuations in interest rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in interest rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.

In July 2018, the Company purchased, for $2.2 million, a forward starting interest rate cap based on 3-month London Inter-Bank Offered Rate (“LIBOR”) effective October 23, 2018 through October 23, 2021. The objective of the hedging instrument is to offset the variability of cash flows in term loan debt interest payments attributable to fluctuations in LIBOR beyond 3.5 percent. The interest rate cap qualifies as an effective hedge instrument and has been designated as a cash flow hedge of variability in LIBOR-based interest payments. The interest rate cap is recognized in the Company’s Consolidated Balance Sheets at fair value. Changes in the fair value of this instrument are recorded in Other Comprehensive Income (Loss) and will be reclassified to interest expense in the same period(s) during which the hedged transactions affect earnings.

The following table summarizes the fair value and balance sheet classification of the Company’s outstanding derivative within the accompanying Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020:

Instrument	Balance Sheet Location	January 30, 2021	February 1, 2020
(Dollars in millions)
Interest Rate Cap	Prepaid expenses and other current assets	$—	$—

The interest rate cap had an amortized notional amount of $681.4 million and $703.5 million as of January 30, 2021 and February 1, 2020, respectively.

The Company’s interest rate cap was deemed effective for the period ending January 30, 2021 and the Company expects the derivative will continue to be effective. The time value of the interest rate cap is excluded from the assessment of effectiveness and is being amortized to interest expense over the life of the hedge. The Company does not expect any material reclassification out of Accumulated Other Comprehensive Income (Loss) into earnings during the next 12 months.

The impacts of the Company’s derivative instrument on the accompanying Consolidated Statements of Comprehensive Income (Loss) for fiscal 2021 and fiscal 2020 are presented in the table below:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020
	(Dollars in millions)
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives, gross of income taxes	$0.7	$0.5
Amount reclassified from Other Comprehensive Income (Loss) into earnings	—	—
Amortization of excluded component to interest expense	0.7	0.7

Note 4—Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

Level 3 – Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The following provides the carrying and fair value of the Company’s derivative instrument as of January 30, 2021 and February 1, 2020:

		January 30, 2021		February 1, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Dollars in millions)
Interest rate cap	2	$—	$—	$—	$—

The valuation of the interest rate cap is measured as the present value of all expected future cash flows based on the LIBOR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty.

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s term loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s term loans as of January 30, 2021 and February 1, 2020:

	January 30, 2021		February 1, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan due 2023 (a)	$628.9	$605.3	$833.1	$599.8
Term Loan due 2024 (a)	71.9	57.5	212.7	74.4

(a)	Net of deferred financing costs and original issue discount.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The fair values are determined based on either a market approach, an income approach, in which the Company utilizes internal cash flow projections over the life of the underlying assets discounted using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model, or a combination of both. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy.

The Company uses the end of the period when determining the timing of transfers between levels. There were no transfers between levels during the periods presented.

Note 5—Leases

With the exception of one location, all of the Company’s retail locations operate out of leased facilities. The Company’s retail location leases generally have initial terms of 10 years with renewal options for up to 25 years. The Company leases a distribution center located in Visalia, California. The initial term of the Visalia, California lease expires in October 2026 and the Company has renewal options for up to an additional 40 years. The Company also leases certain computer and store equipment, with lease terms that are generally five years or less. The Company generally has lease arrangements that have minimum lease payments. Certain of the Company’s leased retail locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased retail locations have provisions for variable payments based upon a specified percentage of defined sales volume or dependent on an existing index or rate, such as the consumer price index or the prime interest rate. Also, some of the Company’s leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums.

As most of the Company’s leases include one or more options to renew and extend the lease term, the exercise of lease renewal options is at the Company’s sole discretion. Generally, a renewal option is not deemed to be reasonably certain to be exercised until such option is legally executed. The Company’s retail location leases do not include purchase options or residual value guarantees on the leased property. The depreciable life of leasehold improvements are limited by the expected lease term.

Due to the large number of temporary store closures as a result of the COVID-19 pandemic, the Company negotiated with landlords for rent concessions, either in the form of rent abatement (meaning no rent due for select months) or rent deferral (meaning rent payments are delayed until a future period). As a result of these rent concessions, the Company has adjusted its operating lease liabilities on the accompanying Consolidated Balance Sheets.

A majority of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions on the Consolidated Balance Sheets. Additional information related to the Company’s operating leases is as follows:

	Fiscal 2021	Fiscal 2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$195.2	$221.3
Operating lease assets obtained in exchange for new operating lease liabilities	$282.3	$39.5
Operating lease cost (b)	$212.2	$205.9
Variable lease cost (b)	$59.0	$57.6
Weighted-average remaining lease term	5.91 years	5.96 years
Weighted-average discount rate	5.80%	7.79%

(a)	Reflected as operating cash outflows in the accompanying Consolidated Statements of Cash Flows
(b)	Reflected as selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss)

The Company has a small number of leases classified as finance leases which are presented in the Consolidated Balance Sheet as follows:

	Classification	January 30, 2021	February 1, 2020
		(Dollars in millions)
Assets:
Finance lease assets, net	Property, equipment and leasehold improvements, net	$12.1	$4.3
Liabilities
Current portion of finance lease liabilities	Accrued expenses	5.6	1.5
Long-term portion of finance lease liabilities	Other long-term liabilities	7.2	2.6

In fiscal 2021 and 2020, the Company incurred $4.3 million and $0.5 million, respectively, of finance lease amortization expense which is presented as depreciation and amortization within the accompanying Consolidated Statements of Comprehensive Income (Loss). In fiscal 2021 and 2020, the Company incurred $0.4 million and $0.1 million, respectively, of finance lease interest expense which is presented as interest expense, net within the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following is a schedule of future minimum rental payments under non-cancelable operating and financing leases as of January 30, 2021:

	Future Minimum Rental Payments
Fiscal Year:	Operating Leases	Finance Leases	Total
	(Dollars in millions)
2022	$235.7	$5.9	$241.6
2023	209.2	5.3	214.5
2024	190.8	2.1	192.9
2025	156.0	—	156.0
2026	122.2	—	122.2
Thereafter	221.2	—	221.2
Total Lease payments	$1,135.1	$13.3	$1,148.4
Less: imputed interest	(181.5)	(0.5)	(182.0)
Present value of lease liabilities	$953.6	$12.8	$966.4

Note 6—Accrued Expenses and Other Long-Term Liabilities

Due to the Company’s favorable financial performance during fiscal 2021, the Company increased the accrual for incentive compensation. The accrual reflects the potential incentive compensation payout to all salaried store support center team members as well as all store and district managers. As of January 30, 2021, $38.7 million of incentive compensation was recorded in accrued expenses and $1.9 million of incentive compensation was recorded in other long-term liabilities on the accompanying Consolidated Balance Sheet. No material incentive compensation accruals were recorded as of February 1, 2020

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law by the President on March 27, 2020, allows companies to defer the payment of the employer portion of the Social Security Tax. The deferral period lasted until December 31, 2020 with half of the deferred amount due at December 31, 2021 and the other half due at December 31, 2022. The Company has elected to defer payment of its portion of the Social Security Tax as permitted by the CARES Act, and as a result, has accrued for the full amount of these deferred payments in the amount of $10.7 million within accrued expenses and $10.7 million within other long-term liabilities on the accompanying Consolidated Balance Sheet.

Accrued expenses consist of the following:

	January 30, 2021	February 1, 2020
	(Dollars in millions)
Accrued taxes	$23.4	$24.5
Accrued compensation and payroll taxes	73.8	24.4
Accrued interest	5.1	2.7
Workers’ compensation and general liability insurance	9.8	11.1
Occupancy and rent-related liabilities (a)	2.6	1.8
Customer gift cards	37.9	32.4
Capital expenditures payable	1.5	1.2
Finance lease obligations	5.6	1.5
Other	11.6	5.4
Total accrued expenses	$171.3	$105.0

(a)

In connection with the adoption of ASU 2016-02 in the first quarter of fiscal 2020, pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the operating lease assets. Refer to Note 5—Leases for additional information.

Other long-term liabilities consist of the following:

	January 30, 2021	February 1, 2020
	(Dollars in millions)
Workers’ compensation and general liability insurance	$17.4	$17.2
Finance lease obligations	7.2	2.6
Deferred payroll taxes	10.7	—
Other	11.0	8.9
Total other long-term liabilities	$46.3	$28.7

Total discounted insurance liabilities for the fiscal year ended 2021 were $27.2 million, reflecting a 0.8 percent discount rate, and for the fiscal year ended 2020 were $28.3 million, reflecting a 0.7 percent discount rate. The long-term portion of certain workers’ compensation and general liability accruals are discounted to their net present value based on expected loss payment patterns determined by independent actuaries using actual historical payments.

The following table represents a five year schedule for estimated future long term insurance liabilities:

Fiscal Year-Ended	Liability
(Dollars in millions)
2022	$5.4
2023	3.9
2024	3.0
2025	1.8
2026	1.0
Thereafter	2.3
Total long-term workers’ compensation and general liability insurance	$17.4

Note 7—Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	January 30, 2021	February 1, 2020
	(Dollars in millions)
Land and buildings	$83.5	$81.8
Furniture, fixtures and equipment	349.3	344.6
Purchased software and computer equipment	114.3	121.9
Leasehold improvements	356.1	349.0
Construction in progress	1.9	1.5
Finance lease assets	16.8	4.8
	921.9	903.6
Less accumulated depreciation and amortization	(641.4)	(594.6)
Property, equipment and leasehold improvements, net	$280.5	$309.0

Depreciation expense was $73.1 million in fiscal 2021, $70.3 million in fiscal 2020 and $68.7 million in fiscal 2019.

Note 8—Goodwill and Other Intangible Assets

The Company acquired certain intangible assets and recognized goodwill based on the excess of purchase price over the fair value of assets acquired and liabilities assumed.

Changes in the carrying value of goodwill were as follows:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020
	(Dollars in millions)
Goodwill, balance at beginning of year	$162.0	$643.8
Impairment	—	(481.8)
Goodwill, balance at end of year	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets was:

		January 30, 2021		February 1, 2020
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in millions)
JOANN trade name		$325.0	$—	$325.0	$—
joann.com domain name		10.0	—	10.0	—
Creativebug trade name	10	0.1	—	0.1	—
Technology	3	—	—	0.9	0.8
Customer relationships	16	110.0	67.9	110.0	61.0
Total intangible assets		$445.1	$67.9	$446.0	$61.8

Due to the Company’s negative comparable sales and declining margins, primarily as a result of the expected ongoing impact of U.S. tariffs on imported merchandise from China enacted during the second half of fiscal 2019 and subsequently increased during the second quarter of fiscal 2020, a quantitative impairment analysis of goodwill related to the JOANN reporting unit was completed as of July 6, 2019. The Company performed a discounted cash flow analysis and a market multiple analysis and used the resulting average as the fair value. Based on the analyses performed, the carrying value of the reporting unit exceeded the fair value of the reporting unit; therefore, the Company recognized a non-cash goodwill impairment charge of $130.4 million, which was recorded as goodwill and trade name impairment within the accompanying Consolidated Statements of Comprehensive Income (Loss) during the second quarter of fiscal 2020. As of July 6, 2019, the Company also performed a quantitative impairment analysis of the JOANN Trade Name utilizing a relief from royalty approach by comparing the fair value of the trade name to its carrying value. Based on this information, the Company determined there was no impairment related to the JOANN Trade Name during the second quarter of fiscal 2020.

As of November 2, 2019, the Company assessed qualitative factors in order to determine whether any events or circumstances existed that indicated that it was more-likely-than-not that the fair values of the JOANN reporting unit, JOANN Trade Name and joann.com Domain Name did not exceed their respective carrying values and concluded no such events or circumstances existed which would require quantitative impairment tests to be performed.

Due to a weaker than expected peak selling season, another quantitative impairment analysis of goodwill related to the JOANN reporting unit was completed as of November 30, 2019. The Company performed a discounted cash flow analysis and a market multiple analysis and used the resulting average as the fair value. Based on the analyses performed, the carrying value of the reporting unit exceeded the fair value of the reporting unit; therefore, the Company recognized a non-cash goodwill impairment charge of $351.4 million, which was recorded as goodwill and trade name impairment within the accompanying Consolidated Statements of Comprehensive Income (Loss) during the fourth quarter of fiscal 2020. As of November 30, 2019, the Company also performed another quantitative impairment analysis of the JOANN Trade Name utilizing a relief from royalty approach by comparing the fair value of the trade name to its carrying value. Based on this information, the Company recognized a non-cash pre-tax impairment charge of $5.0 million, which was recorded as goodwill and trade name impairment within the accompanying Consolidated Statements of Comprehensive Income (Loss) during the fourth quarter of fiscal 2020.

During the fourth quarter of fiscal 2021, the Company assessed qualitative factors in order to determine whether any events or circumstances existed that indicated that it was more-likely-than-not that the fair value of the JOANN reporting unit, JOANN Trade Name and joann.com Domain Name did not exceed their respective carrying values and concluded no such events or circumstances existed which would require quantitative impairment tests be performed.

For fiscal 2021, 2020 and 2019, intangible asset amortization expense of $6.9 million, $7.2 million and $7.3 million, respectively was recognized by the Company. The weighted average remaining amortization period of finite-lived intangible assets as of January 30, 2021 and February 1, 2020 approximated 6.1 years and 7.1 years, respectively.

The remaining amortization of intangible assets with definitive lives by year is as follows (in millions):

Fiscal Year	Amortization
2022	$6.9
2023	6.9
2024	6.9
2025	6.9
2026	6.9
Thereafter	7.7
Total	$42.2

Note 9—Income Taxes

The significant components of the income tax provision are as follows:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Current:
Federal	$18.9	$2.3	$20.2
State and local	13.0	1.9	6.3
	31.9	4.2	26.5
Deferred:
Federal	(1.8)	7.5	(12.2)
State and local	(2.1)	0.4	(4.0)
	(3.9)	7.9	(16.2)
Income tax provision	$28.0	$12.1	$10.3

The reconciliation of income tax provision at the statutory rate to the income tax provision is as follows:

	Fiscal Year-Ended
	January 30, 2021		February 1, 2020		February 2, 2019
	(Dollars in millions)
Federal income tax provision (benefit) at the statutory rate	$50.5	21.0%	$(112.2)	21.0%	$9.6	21.0%
Effect of:
Goodwill impairment	—	—	101.2	(18.9)	—	—
Changes in valuation allowances	(25.5)	(10.6)	29.3	(5.5)	0.7	1.5
State and local taxes, net of federal benefit	12.8	5.3	(4.6)	0.9	2.2	4.8
Revaluation of federal NOL carryback	(4.8)	(2.0)	—	—	—	—
Officers’ life insurance	(0.4)	(0.2)	(1.1)	0.2	(1.0)	(2.2)
Uncertain tax positions (inclusive of penalties and interest)	(0.5)	(0.2)	1.1	(0.2)	—	—
Federal general business credits	(0.8)	(0.3)	(0.9)	0.1	(0.7)	(1.5)
Other, net	(3.3)	(1.3)	(0.7)	0.1	(0.5)	(1.0)
Income tax provision	$28.0	11.7%	$12.1	(2.3)%	$10.3	22.6%

The CARES Act was signed into law by the President on March 27, 2020. Among other things, it provides economic relief to individuals and businesses. Tax law changes in the CARES Act impacted the Company in a number of different ways, including enhanced interest expense deductibility for fiscal 2020 and fiscal 2021 resulting from changes to the computation of the related limitation, the ability to carry back net operating losses for fiscal 2020 and fiscal 2021 to the five prior years, including tax years with a 35 percent corporate income tax rate, and a technical correction to the Tax Cuts and Jobs Act of 2017 allowing qualified improvement property to be fully depreciated in the year the property is placed in service.

The Company’s effective income tax rate for fiscal 2021 was 11.7% compared to (2.3)% on a pre-tax loss for fiscal 2020. The increase in the effective income tax rate in fiscal 2021, as compared to fiscal 2020, relates primarily to the reversal of the valuation allowance for the deferred tax asset relating to the interest expense carryover, an effective tax rate benefit for a net operating loss carried back to tax years with a Federal tax rate of 35% versus 21%, as well as the impact of the nondeductible goodwill impairment.

The Company recorded additional valuation allowances during fiscal 2020 to reflect that the deferred tax assets relating to the federal interest expense deduction, the federal charitable contribution deduction and state income/franchise tax credits were determined to be not realizable based on the available sources of income. However, during fiscal 2021, the Company released the valuation allowances relating to the federal interest expense deduction and the federal charitable contribution deduction because there was an increase in pre-tax income and changes to the associated tax law through the CARES Act which resulted in sufficient taxable income in the current fiscal year to fully utilize the related carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 30, 2021	February 1, 2020
	(Dollars in millions)
Deferred tax assets:
Lease obligations	$245.2	$207.5
Interest expense carryforward	1.9	27.6
Employee benefits	11.0	10.6
Inventory items	7.3	9.5
State credits	2.6	2.9
Federal net operating loss carryforwards	1.3	1.5
State net operating loss carryforwards	1.1	1.2
Unrecognized tax benefits	—	(0.3)
Other	4.6	6.0
Subtotal	275.0	266.5
Valuation allowances	(4.4)	(30.7)
Total deferred tax assets	270.6	235.8
Deferred tax liabilities:
Depreciation	(45.9)	(45.7)
Identified intangibles	(96.9)	(98.9)
Operating lease assets	(215.1)	(182.2)
Total deferred tax liabilities	(357.9)	(326.8)
Net deferred taxes	$(87.3)	$(91.0)

Income taxes are estimated for federal and each state jurisdiction in which the Company operates. This approach involves assessing the current tax exposure together with temporary differences which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are established based on these assessments. Deferred tax assets are evaluated for recoverability based on future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies.  To the extent that recovery is deemed unlikely, a valuation allowance is recorded. The Company’s valuation allowance was $4.4 million and $30.7 million as of January 30, 2021 and February 1, 2020, respectively. In fiscal 2020, the valuation allowance primarily related to the deferred tax assets for interest expense and charitable contribution carryforwards.  The valuation allowance decreased in fiscal 2021 because taxable income is sufficient in the current fiscal year to fully utilize charitable contribution and interest expense carryforwards. Many years of data have been incorporated into the determination of tax reserves and the Company’s estimates have historically proven to be reasonable.

The Company has approximately $6.0 million of gross federal net operating loss (“NOL”) carryforwards and $0.7 million of gross state NOL carryforwards, which expire in fiscal 2022 through fiscal 2027 and fiscal 2022 through fiscal 2040, respectively. The Company has net state tax credits of $2.6 million, with a full valuation allowance of $2.6 million related to state tax credits.

The Company files income tax returns in various jurisdictions, including the U.S., China and certain states, counties and municipalities, in accordance with applicable nexus requirements. For U.S. federal, state and local purposes, the Company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal 2016, with some exceptions for state and local purposes due to longer statutes of limitations or the extensions of statutes of limitations. The Company expects to decrease its uncertain tax positions by $0.6 million within the next fiscal year due to settlement with state taxing authorities and the expiration of statues of limitations, all of which is expected to be recognized as an income tax benefit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the past three fiscal years is as follows:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Balance at beginning of fiscal year	$9.9	$2.8	$1.0
Increases related to prior year tax positions	0.3	7.1	1.8
Decreases related to prior year tax positions	—	—	—
Settlements	(8.7)	—	—
Lapse of statute of limitations	(0.3)	—	—
Balance at end of fiscal year	$1.2	$9.9	$2.8

At the end of fiscal 2021, the Company’s uncertain tax positions are $1.2 million, of which $1.0 million would affect the effective tax rate, if recognized. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.6 million resulting from resolution or closure of tax examinations.  Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the end of fiscal 2021 and fiscal 2020 were $0.2 million and $0.3 million, respectively.

During fiscal 2021, the Company settled a dispute with the IRS relating the fiscal 2015-2018 tax years.  Prior to the settlement, the Company had an unrecognized income tax benefit of $8.7 million relating to these tax years.

Note 10—Stock-Based Compensation

In March 2011, as part of the Merger, the 2011 Stock Option Plan of Needle Holdings was adopted authorizing Needle Holdings to provide certain employees with options to purchase Needle Holdings common shares.

In October 2012, as part of the formation of the Holding Company, the Stock Option Plan, dated October 16, 2012 (the “Plan”), formerly known as the 2011 Stock Option Plan of Needle Holdings, was assumed by the Holding Company. At that time, all options to purchase Needle Holding common shares were converted on an equal basis into options to purchase common shares of the Holding Company.

Incentive Options

The options expire ten years after the date of grant. The options vest and become exercisable based on continued service to the Company. The options generally vest over five years at 40 percent after the first two years and 20 percent each year thereafter.

As of January 30, 2021, there were 407,075 options still available to be issued under the Plan. The following is a summary of activity in the Plan for fiscal 2021:

	Number of Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	2,113,444	$8.39
Granted	973,023	$1.17
Outstanding at end of period	3,086,467	$6.11	6.8	$18.2
Exercisable at end of period	1,081,502	$6.29	3.8	$6.2

There were no incentive options exercised in either fiscal 2021 or fiscal 2019, and as such, there was no intrinsic value to be calculated and no cash proceeds received. The total intrinsic value of options exercised was $0.6 million in fiscal 2020. Cash proceeds from the exercise of stock option awards were $0.3 million in fiscal 2020.

The weighted-average fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Weighted-average fair value per option	$0.50	$5.01	$4.27
Expected volatility rate	41.25%	39.01%	34.99%
Risk free interest rate	0.68%	2.53%	2.84% to 2.90%
Expected life of options	7.0 years	7.0 years	7.0 years
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is the estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term of the awards. As the Company was privately held at the date of grant, there was no observable market for the Company’s common stock. Therefore, stock price volatility was calculated using the historical stock price volatility of comparable companies over the expected life of the options granted. The Company has not recently declared or paid any cash dividends and had not planned to pay cash dividends at the date of grant. Consequently, it used an expected dividend yield of zero. Expected life represents the period that the Company’s stock-based awards are expected to be outstanding. The expected life assumptions are determined based on the vesting terms, exercise terms, and contractual lives of the options. The Company accounts for forfeiture of non-vested options as they occur.

The following table shows the expense recognized by the Company for stock-based compensation:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Stock option compensation expense	$1.5	$1.2	$0.6

As of January 30, 2021, there was $3.3 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3.3 years. Stock option compensation expense is recorded in Selling, general and administrative expenses within the accompanying Consolidated Statements of Comprehensive Income (Loss).

Note 11—Earnings Per Share

Basic income (loss) per share is computed based upon the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed based upon the weighted-average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Treasury stock is excluded from the denominator in calculating both basic and diluted loss per share. For fiscal 2021, 2020 and 2019, 1,179,568, 2,267,855 and 431,995 shares issuable for equity-based awards, respectively, were excluded from the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for fiscal 2020, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted income (loss) per share for fiscal 2021, 2020 and 2019:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions except per share data)
Net income (loss)	$212.3	$(546.6)	$35.3

Weighted-average common shares outstanding – basic	34,902,380	34,882,306	34,852,196
Effect of dilutive stock options	896,111	—	445,512
Weighted-average common shares outstanding – diluted	35,798,491	34,882,306	35,297,708

Basic earnings per common share	$6.08	$(15.67)	$1.01
Diluted earnings per common share	$5.93	$(15.67)	$1.00

Note 12—Segments and Disaggregated Revenue

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company considered JOANN Stores and Non-Store Omni-Channel to be the Company’s operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). Non-Store Omni-Channel does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. The Company’s operating segments are based on how the Company’s Chief Executive Officer, who is also its Chief Operating Decision Maker, makes decisions about allocating resources and assessing performance.

The following table shows revenue by product category:

	Fiscal Year-Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(Dollars in millions)
Sewing	$1,319.9	$1,044.2	$1,097.1
Arts and Crafts and Home Décor	1,392.8	1,155.6	1,189.9
Other	49.6	41.4	37.8
Total	$2,762.3	$2,241.2	$2,324.8

Substantially all of the Company’s identifiable assets are located in the United States. The Company does not have sales outside the United States, nor does any customer represent more than 10 percent of total revenues for any period presented.

Note 13—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

On April 17, 2017, a representative action under the California Private Attorney General Act was filed against the Company in Superior Court of the State of California, Alameda County (Priddy v. Jo-Ann Stores, LLC, Case No. RG17856962). The complaint alleged that the Company violated the California labor code by failing to provide “suitable” seats for the cashiers in its California stores. The parties reached a settlement for an amount consistent with the $3.1 million reserve. The settlement was paid out during the second quarter of fiscal 2020 and there are no remaining obligations with respect to this matter.

Note 14—Savings Plan Retirement and Postretirement Benefits

The Company sponsors the Jo-Ann Stores, LLC 401(k) Savings Plan, which is a tax deferred savings plan whereby eligible employees may elect to contribute up to 50 percent of annual compensation on a pre-tax basis. The Company makes a 50 percent matching contribution up to six percent of the employee’s annual compensation. The Company match is made in cash and is participant-directed. The amount of the Company’s matching contribution was $2.6 million in fiscal 2021, $2.5 million in fiscal 2020 and $2.4 million in fiscal 2019. The Company does not provide post-retirement health care benefits for its employees.

Note 15—Subsequent Events

On March 11, 2021, the Company’s registration statement on Form S-1 (File No. 333-253121) relating to its initial public offering was declared effective by the Securities and Exchange Commission. The shares began trading on the Nasdaq Global Market on March 12, 2021. The public offering price of the shares sold in the initial public offering was $12.00 per share. The initial public offering closed on March 11, 2021 and included 5,468,750 shares of common stock. As part of our initial public offering, the underwriters were provided with an option to purchase additional shares at the initial public offering price. This option has not been exercised as of March 26, 2021. In aggregate, the shares issued in the offering generated approximately $57.8 million in net proceeds, which amount is net of $4.3 million in underwriters’ discount and commissions, $1.9 million in offering costs incurred as of January 30, 2021 and $1.6 million of offering costs incurred subsequent to January 30, 2021.

On March 3, 2021, the Company’s Board approved and effected an 85.8808880756715-for-1.0 unit split of its common stock. All share and per share data included in these Consolidated Financial Statements give effect to the stock split and have been retroactively adjusted for all periods.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $74.6 million. Following such repayment, all obligations under the Term Loan due 2024 have been terminated.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

Management's Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of January 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our executive officers and directors, including their ages as of March 26, 2021. There are no family relationships among any of our executive officers or directors.

Name	Age	Position
Executive Officers
Wade Miquelon	56	President, Chief Executive Officer and Chairman of the Board of Directors
Matt Susz	52	Senior Vice President, Chief Financial Officer
Ann Aber	43	Senior Vice President, General Counsel & Secretary
Varadheesh Chennakrishnan	52	Senior Vice President, Chief Information Officer
Christopher DiTullio	48	Senior Vice President, Chief Customer Officer
Janet Duliga	54	Senior Vice President, Chief Administrative Officer
Sharyn Hejcl	56	Senior Vice President, Chief Innovation & Sourcing Officer
Michael Joyce	38	Senior Vice President, Planning, Replenishment & Supply Chain Optimization
Robert Will	43	Senior Vice President, Chief Merchandising Officer
Non-Employee Directors
Lily Chang	55	Director
Marybeth Hays	52	Director
Anne Mehlman	40	Director
Jonathan Sokoloff	63	Director
Darrell Webb	63	Director
John Yoon	37	Director

Wade Miquelon, 56, was appointed as our President, Chief Executive Officer and a member of the board of directors in February 2019 and as Chairman of the Board of Directors in March 2021. Prior to that, Mr. Miquelon served as our Executive Vice President, Chief Financial Officer beginning April 2016 and as our interim President and Chief Executive Officer from October 2018 to February 2019. Previously, Mr. Miquelon served as Chief Financial Officer and Executive Vice President of Walgreens Boots Alliance, Inc., or The Walgreen Company, beginning in 2009, and later took on the additional responsibility as President, International, beginning in 2012. Prior to his tenure at The Walgreen Company, Mr. Miquelon served as Executive Vice President, Chief Financial Officer of Tyson Foods, Inc. Prior to that, Mr. Miquelon spent fifteen years as an executive at The Procter and Gamble Company and was based in Europe, Asia and the United States. In 2018, without admitting or denying any of the allegations, Mr. Miquelon consented to the issuance of an SEC order relating to his tenure at The Walgreen Company providing that he cease and desist from committing or causing any violation or future violations of Section 17(a)(2) of the Securities Act and pay a civil monetary penalty of $160,000. The suit was brought against The Walgreen Company and certain of its executives, including Mr. Miquelon. The order related to actions taken prior to 2015 and did not bar Mr. Miquelon from serving as an officer or director of a public company. Mr. Miquelon currently is a board member of Acadia Healthcare Company, Inc. and a trustee of National 4-H Council. He previously served on the boards of Alliance Boots, Lyric Opera and Chicago Shedd Aquarium. Mr. Miquelon was selected to our board of directors because of, among other things, his extensive knowledge and experience with our business and his role as our chief executive officer.

Matt Susz, 52, was appointed as our Senior Vice President, Chief Financial Officer in February 2019. He previously served as our Senior Vice President, Chief Operating Officer since April 2018. Prior to that, Mr. Susz served as our Senior Vice President, Chief Information Officer from 2011 to 2018. Since joining the Company in 1996, Mr. Susz has served in various roles of increasing responsibility in our finance, information technology and operations departments. Prior to joining the Company in 1996, Mr. Susz worked at Arthur Andersen LLP in the audit practice. Mr. Susz currently serves on the board of directors of Weaveup, Inc., which is an affiliate of the Company, and the board of directors of the United Way of Summit and Medina Counties.

Ann Aber, 43, was appointed as our Senior Vice President, General Counsel & Secretary in March 2021 and previously served as our Vice President, General Counsel & Secretary since April 2019. Her responsibilities include legal, corporate governance and classification and compliance. Prior to joining the Company, Ms. Aber served as Vice President & General Counsel at More Than Gourmet, a specialty food manufacturer, from September 2017 to April 2019. Prior to that, Ms. Aber acted as Counsel at Eaton Corporation plc from 2012 to 2017. Previously, Ms. Aber was an Associate in the Private Equity practice at Jones Day from 2008 to 2012. Ms. Aber currently serves on the board of directors of the Greater Cleveland Food Bank.

Varadheesh Chennakrishnan, 52, was appointed as our Senior Vice President, Chief Information Officer in March 2019. Prior to joining the Company, Mr. Chennakrishnan served in various roles of increasing responsibility at Ulta Beauty from May 2010 to March 2019, including Senior Vice President, Applications & Enterprise Architecture, Vice President, Applications & Enterprise Architecture, and Vice President, IT Services. In 2010, Mr. Chennakrishnan served as a SAP Solutions Architect at Sabre Airline Solutions. Mr. Chennakrishnan also served as Senior Manager SAP at Insight from 2008 to 2010. Previously, Mr. Chennakrishnan worked as an independent SAP software consultant from 2007 to 2008, as Manager IS at Insight from 2001 to 2007, as Senior Software Analyst at Satyam from 1999 to 2000, as Senior Software Analyst at Larsen & Toubro Infotech from 1998 to 1999 and as Senior Maintenance Engineer at Southern Petrochemicals Industries Corporation from 1990 to 1996.

Christopher DiTullio, 48, has served as our Senior Vice President, Chief Customer Officer since October 2019. His responsibilities cover all aspects in which our customer interacts with our brand, including field leadership and all aspects of location operations, development and in-store experience; omni-channel operations and customer care; marketing and brand organizations, inclusive of creative, digital marketing, digital experience, customer relationship management and customer insights and analytics. Mr. DiTullio joined the Company in 2005 and since that time has held various leadership roles in inventory management, marketing, e-commerce and omni-channel. Prior to joining the Company, Mr. DiTullio held roles in operations and inventory management with JC Penney, Homeplace, Inc. and Cole Vision. Additionally, Mr. DiTullio recently completed a six year term on the board of Association for Creative Industries (the craft and hobby industry association, formerly Craft & Hobby Association).

Janet Duliga, 54, was appointed as our Senior Vice President, Chief Administrative Officer in February 2016. During her tenure with the Company, she completed her dissertation in organizational learning in 2018 at University of Pennsylvania. Dr. Duliga leads our human resources function, and directly oversees our legal, corporate communications, field asset protection and diversity and inclusion functions. Prior to joining the Company, she held an executive role at Sunglass Hut, a global division of international eyewear and optical health company, Luxottica, from 2010 to 2016. Previously, she worked in the human resources department at Pacific Sunwear from 2007 to 2010, The Wet Seal from 2001 to 2003, and Nordstrom, Inc. from 1999 to 2001. She began her career in the employment practice group of Sheppard Mullin Richter and Hampton.

Sharyn Hejcl, 56, was appointed as our Senior Vice President, Chief Innovation and Sourcing Officer in March 2020. She previously served in various other roles of increasing responsibility at the Company since October 2014, including Senior Vice President, GMM Seasonal, Sourcing & Product Development, Senior Vice President, Inventory Management and Supply Chain, and Vice President, Inventory Management. From 2011 to 2013, Ms. Hejcl served as Vice President, Merchandising Home at Big Lots. Prior to that, Ms. Hejcl served as Vice President, General Merchandise Manager Kmart Home at Sears Holdings Corporation from 2008 to 2011. Ms. Hejcl served as Vice President and General Merchandise Manager at Kirkland’s Home from 2007 to 2008. From 2003 to 2006, Ms. Hejcl worked as Divisional Merchandise Manager of the Home Décor and Tabletop division at Bed, Bath and Beyond. Prior to that, she was Director of Replenishment & Forecasting for Jo-Ann Stores Inc. from 1998 to 2003. She began her retail career at May Department Stores spending 13 years with increasing responsibilities in buying and serving as a Market Representative in the Decorative Housewares and Home Textile divisions.

Michael Joyce, 37, was appointed as our Senior Vice President, Planning, Replenishment & Supply Chain Optimization in February 2020. In this role, he manages all aspects of company inventory, leads analytics for merchandise & promotions, and drives optimization efforts within store assortments and supply chain. Prior to that, Mr. Joyce served in various roles of increasing responsibility at the Company, including Vice President, Inventory Management, Vice President, Replenishment, and Director, Inventory Optimization. Previously, Mr. Joyce held various roles at McKinsey & Company, KPMG, Amazon, Xilinx Inc., and Johnson & Johnson in advanced analytics, supply chain, and IT.

Robert Will, 43, was appointed as our Senior Vice President, Chief Merchandising Officer in October 2019. In this role, Mr. Will is responsible for leading the product merchandising strategy, execution, and profitability across both the brick and mortar and e-commerce channels. Mr. Will has served as the executive sponsor of our e-commerce business since April 2019, and business development efforts including our investments in Creativebug and Glowforge. Mr. Will joined the Company in September 2016 and spent his first three years as Senior Vice President, General Merchandise Manager of the craft category. Prior to joining the Company, Mr. Will spent six years at The Sports Authority with roles including Vice President, Divisional Merchandise Manager of Team and Winter Sports and Senior Vice President, General Merchandise Manager of their hardgoods business. Before that, Mr. Will held a variety of merchandising and planning roles of increasing responsibility in apparel, footwear, and hardgoods at Macy’s and Dick’s Sporting Goods.

Lily Chang, 55, has served as a member of our board since May 2018. Ms. Chang is Chief Portfolio Services Officer of LGP, which she joined in 2004. In her role, she leads LGP’s collaborative efforts with portfolio company management teams. From 2003 to 2004, she worked at Nissan Motor Acceptance Corporation in strategy and planning roles. Prior to Nissan, Ms. Chang was a partner with eCompanies Venture Group, a venture capital firm. In addition, Ms. Chang has held finance and management positions with The Walt Disney Company and Procter & Gamble. We believe Ms. Chang is qualified to serve as a director due to her particular knowledge and experience in accounting and finance, supply chains, strategic planning, and leadership of complex organizations and retail businesses.

Marybeth Hays, 52, has served as a member of our board since March 2021. Since February 2020, Ms. Hays has served as the Board Executive Chair of Sneez, LLC. Ms. Hays has also served on the board of Leapfrog Brands since December 2020 and Decowraps since August 2020. Ms. Hays has served as an executive-in-residence with Kearney, a global management consulting firm, since May 2019 and has also worked directly with clients through her company, Hays Advising LLC, an advisory firm, since February 2019. Ms. Hays has served on the advisory board of Pocket Naloxone since January 2020. From October 2009 until February 2019, Ms. Hays held various roles of increasing P&L responsibility at three of the four operating divisions of Walmart, including most recently as Executive Vice President of Consumables and Health & Wellness for Walmart U.S., and as Chief Merchandising, Marketing, and Supply Chain officer for Walmart China 2015-2017. From 2001 to 2009, Ms. Hays served as Merchandising Vice President at Lowe’s Home Improvement. Prior to that time, she worked in brand management roles through Vice President of Marketing at Hanesbrands Inc. from 1993 to 2000. Ms. Hays is the Chairperson for the Board of Visitors for the Wake Forest School of Business. Ms. Hays was selected to our board of directors because of, among other things, her particular knowledge and experience in strategic planning, consumer goods and leadership of complex organizations and global retail businesses.

Anne Mehlman, 40, has served as a member of our board since March 2021. Ms. Mehlman also serves as Executive Vice President and Chief Financial Officer of Crocs, Inc., a position she has held since August 2018. From November 2016 until August 2018, she served as Chief Financial Officer of Zappos.com, Inc., an online shoe retailer owned by Amazon.com, Inc. Previously, Ms. Mehlman held several global financial roles finally serving as Vice President, Corporate Finance of Crocs, Inc. from June 2011 to November 2016. Prior to that time, she was Division Finance Director at RSC Holdings, Inc. (acquired by United Rentals, Inc.). Prior to her time at RSC Holdings, Inc., Ms. Mehlman also held various financial roles at Corporate Express (acquired by Staples, Inc.) and Lockheed Martin. We believe Ms. Mehlman is qualified to serve as a director due to her particular knowledge and experience in accounting and finance, strategic planning, and leadership of complex organizations and retail businesses.

Jonathan Sokoloff, 63, has served as a member of our board since March 2011. Mr. Sokoloff is currently a Managing Partner of LGP, which he joined in 1990. Before joining LGP, he was a Managing Director in investment banking at Drexel Burnham Lambert. Mr. Sokoloff also serves on the board of directors of Advantage Solutions, Inc., The Container Store Group, Inc., Jetro Cash & Carry, Shake Shack Inc., and Union Square Hospitality Group, LLC. He previously served on various board of directors, including Whole Foods Market, Inc. and BJ’s Wholesale Club, Inc. Mr. Sokoloff serves as a trustee of Williams College and the Los Angeles County Museum of Art. He is also a board member of the Melanoma Research Alliance. Mr. Sokoloff was selected to our board of directors because he possesses particular knowledge and experience in accounting, finance and capital structure, strategic planning processes and board practice of other major corporations.

Darrell Webb, 63, served as our Chairman of the board from July 2006 through October 2014 and continues to serve as a member of the board. From July 2006 to August 2011, Mr. Webb also served as Chief Executive Officer of our Company. From July 2006 to January 2010, Mr. Webb also served as our President. Previously, he was President of Fred Meyer Stores, a division of The Kroger Company, from 2002 until 2006, and President of Kroger’s quality food center division from 1999 to 2002. From 2011 to 2013, Mr. Webb served as Chairman of the board and Chief Executive Officer of The Sports Authority, Inc., and from 2014 to September 2016, he served as Chief Executive Officer of Guitar Center Inc. Mr. Webb also served on the board of directors of Les Schwab Tires from January 2017 to November 2020. Mr. Webb was selected to our board of directors because of, among other things, his extensive knowledge and background in retail, including with the Company.

John Yoon, 38, has served as a member of our board since March 2011. Mr. Yoon is a Partner of LGP, which he joined in 2007. From 2005 to 2007, Mr. Yoon worked at Credit Suisse in Los Angeles as an analyst in the investment banking department. Mr. Yoon also serves on the board of directors of Aspen Dental Management, Inc. and the North American Partners in Anesthesia. Mr. Yoon was selected to our board of directors because of, among other things, his particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations, retail businesses and board practices of other corporations.

Composition of the Board of Directors

Pursuant to the Shareholders Agreement, LGP is entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors. So long as LGP owns, in the aggregate, (i) at least 50% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, LGP will be entitled to nominate five directors, (ii) less than 50%, but at least 40% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate four directors, (iii) less than 40% but at least 30% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate three directors, (iv) less than 30%, but at least 20% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate two directors, (v) less than 20%, but at least 10% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will be entitled to nominate one director and (vi) less than 10% of the total outstanding shares of our common stock owned by it immediately following the consummation of our initial public offering, it will not be entitled to nominate a director. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Shareholders Agreement.”

Pursuant to the Shareholders Agreement, LGP has been deemed to have nominated five directors, Ms. Chang, Ms. Hays, Ms. Mehlman, Mr. Sokoloff and Mr. Yoon, for election to our board of directors.

In accordance with our amended and restated certificate of incorporation and the Shareholders Agreement, our board of directors is divided into three classes with staggered three year terms. At each annual meeting of shareholders after the initial classification, the successors to the directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among three classes as follows:

•	the Class I directors are Wade Miquelon and Darrell Webb, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•	the Class II directors are Lily Chang and Marybeth Hays, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•	the Class III directors are John Yoon, Jonathan Sokoloff and Anne Mehlman, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

Pursuant to the terms of the Shareholders Agreement, directors nominated by LGP may only be removed at the request of LGP in accordance with the bylaws of the Company then in effect. In all other cases and at any other time, directors may only be removed for cause by the affirmative vote of the holders of at least a majority of our common stock.

Code of Ethics

In conjunction with our initial public offering, we adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and team members. Our code of ethics is available on our website at www.joann.com under Investor Relations. Our code of ethics is a “code of ethics” as defined in Item 406(b) of Regulation S-K. In the event that we amend or waive certain provisions of our code of ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee, which consists of Anne Mehlman, as chair, and Marybeth Hays and Darrell Webb. Each member of the Audit Committee qualifies as an independent director under the Nasdaq corporate governance standards and independence requirements of Rule 10A-3 of the Exchange Act. Our board of directors has determined that Ms. Mehlman qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the SEC.

Item 11. Executive Compensation

Executive Summary

In this Compensation Discussion and Analysis, or CD&A, set forth below, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below during fiscal 2021, including the elements of our compensation program for named executive officers, material compensation decisions made under that program for fiscal 2021 and the material factors considered in making those decisions. In addition, this discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs as we build a program appropriate for our status as a public company while considering the current external environment. Our named executive officers for fiscal 2021, which consist of our principal executive officer, our principal financial officer and our three most other highly compensated executive officers for fiscal 2021, or collectively, the named executive officers, are:

•	Wade Miquelon, who serves as President, Chief Executive Officer and Director and is our principal executive officer;
•	Matt Susz, who serves as Senior Vice President, Chief Financial Officer and is our principal financial officer;
•	Janet Duliga, who serves as Senior Vice President, Chief Administrative Officer;
•	Christopher DiTullio, who serves as Senior Vice President, Chief Customer Officer; and
•	Robert Will, who serves as Senior Vice President, Chief Merchandising Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we have adopted may differ materially from the currently planned programs summarized in this discussion.

Details of Our Compensation Program

Compensation Philosophy, Objectives and Rewards

Our executive compensation program has been designed to motivate, reward, attract and retain high caliber management deemed essential to ensure our success. The program seeks to align executive compensation with our short-and long-term objectives, business strategy and financial performance. Our compensation objectives are designed to support these goals by delivering market-reflective competitive salaries, rewarding leadership for delivering on our business strategy, and providing incentive vehicles to connect the executives to the whole company performance. Our compensation programs for our executives have historically been weighted towards rewarding both short- and long-term performance incentives through a mix of cash and equity compensation, providing our executives with an opportunity to share in the appreciation of our business over time.

We expect and design our compensation philosophy to reflect the following general principles:

•	support our long-term sustainable business growth through attracting and retaining the most innovative, effective, and engaged leaders;
•	apply consistent principles that support ethical leadership of JOANN in the highly competitive retail landscape;
•	consider the marketplace, JOANN performance, and individual contributions when making decisions; and
•	create incentives that entice the executives to achieve JOANN’s goals to drive long-term sustainable value for all our stakeholders.

We maintain an annual cash incentive program providing for payouts based on the achievement of Company performance objectives. We also sponsor an equity plan for the grant of equity incentives, pursuant to which we make grants to our executives. These incentive programs are designed to reward achievement of our short-term and long-term business objectives while promoting executive retention and reinforcing executive interest in JOANN and its performance.

We utilize short- and long-term incentive compensation as a key component of our compensation philosophy. As JOANN grows, we intend to continue our emphasis on “at-risk” compensation based on the achievement of objective performance objectives in order to drive superior executive achievement and appropriately align the financial interests of our executive officers to those of our stockholders. We believe that our variable cash incentive programs should emphasize contributions towards company financial performance, where performance that fails to meet established goals should not be rewarded. Accordingly, if applicable performance goals are not achieved, executives do not receive cash bonuses in respect of that fiscal year.

Below are highlights of what we do and what we do not do:

What We Do	What We Do Not Do
✓ Emphasize company performance-based, at risk compensation.	X Do not grant uncapped guaranteed equity compensation.
✓ Emphasize the use of stock options to promote executive retention and reward long-term value creation.	X Do not provide significant perquisites.
✓ Offer market-competitive benefits for executives that are generally consistent with the benefits provided to the rest of our team members.	X Do not provide any compensation-related tax gross-ups.
✓ Engage an independent compensation consultant to advise our board of directors on compensation levels and practices.	X Do not reprice our stock option awards and our 2012 Plan expressly forbids reducing the exercise price of underwater options without stockholder approval.

We expect that our compensation program will continue to emphasize performance-based cash incentive and equity compensation.

Determination of Compensation

In making executive compensation determinations for fiscal 2021, our board of directors worked in conjunction with our Chief Executive Officer (other than with respect to his own compensation) to design and administer our executive compensation programs, including our cash incentive plan, in a manner that aligns with our overall compensation philosophy, as discussed above. During fiscal 2021, our board of directors and our Chief Executive Officer (other than with respect to his own compensation), made compensation decisions with respect to our named executive officers, including setting the base cash compensation levels for the named executive officers and determining the amounts of stock option awards granted to our named executive officers during fiscal 2021. We expect that our board of directors, in consultation with our Chief Executive Officer (other than with respect to his own compensation), will administer the executive compensation program and make future compensation decisions with respect to our named executive officers.

Role of Compensation Consultant in Determining Executive Compensation

Historically, we have not engaged the services of an executive compensation advisor in reviewing and establishing our compensation programs and policies. In connection with our preparation for our initial public offering and designing our go-forward compensation programs as a publicly-held company, the Company engaged PayGovernance, an independent compensation consulting firm, to provide executive compensation advisory services, to provide survey and benchmarking information and provide guidance in designing our compensation program. Our board of directors believes that PayGovernance does not have any conflicts of interest in advising JOANN under applicable SEC or Nasdaq rules.

Our board of directors expects to continue to utilize PayGovernance periodically for benchmarking and peer group analysis as part of determining and developing compensation packages for our named executive officers and directors.

Elements of Our Executive Compensation Program

Historically, and for fiscal 2021, our executive compensation program consisted of the following elements, each established as part of our program in order to achieve the compensation objective specified below:

Compensation Element	Compensation Objectives Designed to be Achieved and Key Features
Base Salary	Attracts and retains key talent by providing base cash compensation at competitive levels
Cash-Based Incentive Compensation	Provides short-term incentives based on Company’s annual performance
Equity-Based Compensation	Attracts and retains key talent by providing vehicles to plan for the future
Deferred Compensation Opportunity and Other Retirement Benefits	Creates clarity around termination or change of control events and provide for retention of executives
Severance and Other Benefits Potentially Payable upon Termination of Employment or Change in Control	Creates clarity around termination or change of control events and provide for retention of executives
Health and Welfare Benefits	Offers market-competitive benefits

Base Salaries

The base salaries of our named executive officers are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed component of our compensation program. Base salaries for our named executive officers were initially established through a variety of factors, including evaluations of the talent market for that role using survey information, market comparisons for competitive talent, recommendations of executive recruiters, and discussion and approval of the board of directors in consultation with our Chief Executive Officer and/or Chief Administrative Officer at the time an executive was hired. We intend to continue to evaluate the mix of base salary, short-term incentive compensation and long-term incentive compensation to appropriately align the interests of our named executive officers with those of our stockholders.

The following table sets forth the base salaries of our named executive officers for fiscal 2021:

Named Executive Officer	Fiscal 2021 Base Salary 2/2/2020-7/25/2020 7/26/2020-1/30/2021 (1)
Wade Miquelon	$825,000	$825,000
Matt Susz	$445,000	$456,125
Janet Duliga	$425,000	$439,875
Christopher DiTullio	$427,000	$444,080
Robert Will	$415,000	$429,525

(1)	Each named executive officer (other than Mr. Miquelon) received merit increases to his or her base salary effective July 26, 2020.

Upon the consummation of our initial public offering, the base salaries for Susz, DiTullio and Will were each increased to $475,000.

Cash-Based Incentive Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and provides incentives necessary to retain executive officers.

Short-Term Incentive Plan

For fiscal 2021, JOANN maintained a cash-based short-term incentive compensation program in which certain team members, including our named executive officers, participate, or the STI Plan. The STI Plan was based on the achievement of the following Adjusted EBITDA targets, which were calculated consistently with our Credit Facilities:

Adjusted EBITDA Goal	Adjusted EBITDA (in millions)
Threshold	$165.0
Target	$185.0
Above-Target	$212.5
Maximum	$240.3

Each named executive officer is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary. Payments were determined based on linear interpolation between threshold and target, and target and maximum performance levels, as follows:

Financial Goal Achievement	Percentage of Target Bonus Earned
Threshold or below	0%
$167.5 million - Target	25% -100% of the Target Bonus
Target – Above-Target	100% -200% of the Target Bonus
Above-Target – Maximum	200-300% of Target Bonus

For purposes of the STI Plan, Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization with additional adjustments as reported in the Company’s financial statements. Adjusted EBITDA is a non-GAAP measure, defined as set forth in “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K. For purposes of the STI Plan, Adjusted EBITDA was calculated consistently with the calculation of Adjusted EBITDA as set forth in our Credit Facilities. In fiscal 2021, our named executive officers participated in our annual cash incentive bonus program at the following target percentages of base salary:

Named Executive Officer	Target Percentage
Wade Miquelon	100%
Matt Susz	40%
Janet Duliga	40%
Christopher DiTullio	40%
Robert Will	40%

For fiscal 2021, our board of directors determined Adjusted EBITDA to be in excess of $240.3 million. As a result, each named executive officer received a payout under the STI Plan of 300% of his or her respective target bonus for fiscal 2021.

The actual annual cash bonuses awarded to each named executive officer for fiscal 2021 performance are set forth below in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

In connection with our initial public offering, the target bonus opportunity under the STI Plan for each named executive officer other than Mr. Miquelon was increased from 40% to 50% of his or her respective base salary.

Fiscal 2021 Special Bonuses

We also determined in our discretion to award special incentive bonuses to certain identified team members in recognition of extraordinary efforts required from such team members to deliver value for the Company in fiscal 2021. Each named executive officer received a special bonus equal to two times such executive’s STI Plan target bonus opportunity other than Mr. Miquelon, who received a special bonus equal to the average amount of all special bonuses paid to the Company’s Senior Vice President level employees, or $337,261.

The amount of special bonuses awarded to each named executive officer for fiscal 2021 performance are set forth below in the Summary Compensation Table in the column entitled “Bonus.”

Equity-Based Compensation

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates a long-term investment rewarding time and effort among our executives, that provides an incentive to contribute to the continued growth and development of our business and aligns the interests of executives with those of our stockholders. To reward and retain our executive officers in a manner that best aligns their interests with the interests of our stockholders, we use stock options as a key equity incentive vehicle. Because our executive officers are able to benefit from stock options only if the market price of our common stock increases relative to the option’s exercise price, we believe stock options provide meaningful incentives to our executive officers to achieve increases in the value of our stock over time and are an effective tool for meeting our compensation goal of increasing long-term stockholder value by tying the value of the stock options to our future performance. Going forward, we may use stock options, restricted stock units, and other types of equity-based awards, as we deem appropriate, to offer our team members, including our named executive officers, long-term equity incentives that align their interests with the long-term interests of our stockholders.

We do not currently have any formal policy for determining the number of equity-based awards to grant to named executive officers.

2012 Plan and Outstanding Option Awards

For fiscal 2021, we sponsored the 2012 Stock Option Plan of Jo-Ann Stores Holdings Inc., or the 2012 Plan, which provided for the issuance of equity incentive awards to our eligible team members, directors and consultants. Effective as of our initial public offering, no further awards will be made under the 2012 Plan.

Each of our named executive officers holds outstanding option awards under the 2012 Plan. The information set forth below relating to outstanding option awards has been adjusted to reflect the 85.8808880756715-for-1.0 stock split effected in connection with our initial public offering.

Mr. Miquelon holds (i) an option to purchase 343,523 shares of our common stock, which was granted to him on April 4, 2016 at an exercise price of $6.99 per share, of which 80% is vested; (ii) an option to purchase 223,290 shares of our common stock, which was granted to him on March 21, 2019 at an exercise price of $11.18 per share; and (iii) an option to purchase 180,349 shares of our common stock, which was granted to him on April 6, 2020 at an exercise price of $1.17 per share.

Mr. Susz holds: (i) an option to purchase 117,227 shares of our common stock, which was granted to him on December 11, 2011 at an exercise price of $4.08 per share, and which is fully vested; (ii) an option to purchase 42,940 shares of our common stock, which was granted to him on April 20, 2016 at an exercise price of $6.99 per share, of which 80% is vested; (iii) an option to purchase 42,940 shares of our common stock, which was granted to him on June 28, 2018 at an exercise price of $10.08 per share, of which 40% is vested; (iv) an option to purchase 107,351 shares of our common stock, which was granted to him on March 21, 2019 at an exercise price of $11.18 per share; and (v) an option to purchase 85,880 shares of our common stock, which was granted to him on April 6, 2020 at an exercise price of $1.17 per share.

Ms. Duliga holds: (i) an option to purchase 117,227 shares of our common stock, which was granted to her on February 23, 2016 at an exercise price of $6.99 per share, and which is fully vested; (ii) an option to purchase 76,004 shares of our common stock, which was granted to her on March 21, 2019 at an exercise price of $11.18 per share; and (iii) an option to purchase 85,880 shares of our common stock, which was granted to her on April 6, 2020 at an exercise price of $1.17 per share.

Mr. DiTullio holds: (i) an option to purchase 117,227 shares of our common stock, which was granted to him on June 1, 2016 at an exercise price of $7.81 per share, of which 80% is vested; (ii) an option to purchase 76,004 shares of our common stock, which was granted to him on March 21, 2019 at an exercise price of $11.18 per share; and (iii) an option to purchase 85,880 shares of our common stock, which was granted to him on April 6, 2020 at an exercise price of $1.17 per share.

Mr. Will holds: (i) an option to purchase 117,227 shares of our common stock, which was granted to him on September 13, 2016 at an exercise price of $8.85 per share, of which 80% is vested; (ii) an option to purchase 76,004 shares of our common stock, which was granted to him on March 21, 2019 at an exercise price of $11.18 per share; and (iii) an option to purchase 85,880 shares of our common stock, which was granted to him on April 6, 2020 at an exercise price of $1.17 per share.

Each of the option grants held by our named executive officers vests in annual installments over a period of five years, with 40% of the shares covered by such option vesting on the two-year anniversary of the vesting commencement date, and an additional 20% vesting on each of the following three anniversaries thereof, subject to the executive’s continued service through the applicable vesting dates. Notwithstanding the foregoing, in the event of a change in control (as defined in the 2012 Plan), each option will fully accelerate and vest, subject to the executive’s continued service through the date of such change in control.

The following table sets forth the stock options granted to our named executive officers in fiscal 2021:

Named Executive Officer	Fiscal 2021 Stock Options Granted
Wade Miquelon	180,349
Matt Susz	85,880
Janet Duliga	85,880
Christopher DiTullio	85,880
Robert Will	85,880

2021 Equity Incentive Plan

We adopted a 2021 Equity Incentive Plan, referred to below as the 2021 Plan, effective as of our initial public offering, in order to facilitate the grant of cash and equity incentives to directors, team members (including our named executive officers) and consultants of the Company and certain of its affiliates and to enable the Company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success.

In connection with our initial public offering, we granted stock options and restricted stock unit awards under the 2021 Plan to certain of our employees, including our named executive officers, and with respect to an aggregate of 766,093 shares of our common stock that will be subject to such awards. All of these awards were adjusted to give effect to the 85.8808880756715-for-1.0 stock split in connection with the offering.

Of the grant-date value of each named executive officer’s awards, approximately 1/3 were granted in the form of restricted stock units and approximately 2/3 were granted in the form of nonqualified stock options with an exercise price equal to the offering price of $12.00. The number of options was determined by multiplying the number of restricted stock units to be awarded to each grantee by six in order to approximate a Black-Scholes methodology. The restricted stock unit awards will vest in three ratable annual installments on each of the first three anniversaries of the grant date and the stock options will vest in four ratable annual installments on each of the first four anniversaries of the grant date, in each case subject to the executive’s continued service through the applicable vesting date.

The following table shows the aggregate number of shares of our common stock subject to the equity awards granted to our named executive officers in connection with our initial public offering:

Named Executive Officer	Restricted Stock Units	Stock Options
Wade Miquelon	38,671	232,031
Matt Susz	9,895	59,375
Janet Duliga	9,166	55,000
Christopher DiTullio	9,895	59,375
Robert Will	9,895	59,375

Perquisites and Other Benefits

We provide select perquisites to aid in the performance of their respective duties and to provide competitive compensation with executives with similar positions and levels of responsibilities. For fiscal 2021, Ms. Duliga and Mr. Will were provided with an annual executive health physical exam with a value of $10,294. In addition, each of our named executive officers other than Mr. Miquelon received a monthly cell phone allowance.

No Tax Gross-Ups

We do not generally provide any tax “gross ups” to our named executive officers.

Health and Welfare Benefits

Health/Welfare Plans. All of our full-time team members, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;
•	medical and dependent care flexible spending accounts
•	health savings account;
•	short-term and long-term disability insurance; and
•	basic, supplemental, spousal, and dependent life insurance.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Deferred Compensation and Other Retirement Benefits

401(k) Plan

We currently maintain a 401(k) retirement savings plan for our team members, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as highly compensated employees as defined by the IRS. They are eligible to contribute, up to 2% of their eligible compensation on a pre-tax basis through contributions to the 401(k) plan, subject to applicable annual Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions to eligible participants. We match contributions made by participants in the 401(k) plan who are highly compensated employees up to 1% of the employee contributions if they contribute 2%. Company matching contributions vest in three ratable installments beginning with the second year of the participant’s service such that contributions are vested following four years of completed service. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our team members, including our named executive officers, in accordance with our compensation policies.

Other Retirement Plans

We also offer a nonqualified deferred compensation plan, the Jo-Ann Stores, Inc. Deferred Compensation Plan, with a match of up to 2% to highly compensated employees, including our named executive officers. The purpose of this plan is for participants to benefit from tax advantages by deferring a greater percentage of their compensation (and current income taxes) than is allowed by the IRS in a qualified retirement plan, such as our 401(k) plan. Participants, including our named executive officers, may defer up to 75% of their salary and/or up to 100% of their cash bonus. Company matching contributions vest in three ratable installments beginning after two full years of service such that contributions are vested following four years of completed service.

Participants are generally eligible to receive distributions of their accounts upon a separation from service from the Company or due to their death or disability.

Severance and Other Benefits Payable Upon Termination of Employment or Change in Control

Our named executive officers are party to severance agreements with us, pursuant to which they are entitled to receive certain benefits upon qualifying terminations and/or following a change in control. See “—Potential Payments Upon Termination or Change in Control” for additional information regarding these benefits.

Tax and Accounting Considerations

Section 409A of the Internal Revenue Code

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral  elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose team members and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our team members and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.

Section 280G of the Internal Revenue Code

Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% penalty on the individual receiving the excess payment.

Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers in the future, the board of directors will consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the board of directors may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Code generally limits, for U.S. corporate income tax purposes, the annual tax deductibility of compensation paid to certain current and former executive officers to $1 million, subject to a transition rule for written binding contracts in effect on November 2, 2017, and not materially modified after that date. Prior to the enactment of the Tax Act, Section 162(m) included an exception for compensation deemed “performance-based.” Pursuant to the Tax Act, the exception for “performance-based” compensation has been repealed, effective for tax years beginning after December 31, 2017 and, therefore, compensation previously intended to be “performance-based” may not be deductible unless it qualifies for the transition rule. Due to uncertainties in the applications of Section 162(m) and the Tax Act, there is no guarantee that compensation intended to satisfy the requirements for deduction will not be challenged or disallowed by the IRS. Furthermore, although the Company believes that tax deductibility of executive compensation is an important consideration, the board of directors in its judgement may, nevertheless, authorize compensation payments that are not fully tax deductible, and/or modify compensation programs and practices without regard for tax deductibility when it believes that such compensation is appropriate.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the requirements of ASC 718, “Stock Compensation.” The Company also takes into consideration ASC 718 and other generally accepted accounting principles in determining changes to policies and practices for its stock-based compensation programs.

COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS

2021 Summary Compensation Table

The following table contains information about the compensation earned by each of our named executive officers during our most recently completed fiscal year ended January 30, 2021.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total
Wade Miquelon	2021	825,000	337,261	90,012	2,475,000	—	5,645	3,732,918
President and Chief Executive Officer
Matt Susz	2021	450,562	364,900	42,863	547,350	—	13,910	1,419,585
Senior Vice President, Chief Financial Officer
Janet Duliga	2021	432,437	351,900	42,863	527,850	—	24,140	1,379,190
Senior Vice President, Chief Administrative Officer
Christopher DiTullio	2021	435,540	355,264	42,863	532,896	—	5,059	1,371,622
Senior Vice President, Chief Customer Officer
Robert Will	2021	422,263	343,620	42,863	515,430	—	11,658	1,335,834
Senior Vice President, Chief Merchandising Officer

(1)	Amounts for each named executive officer other than Mr. Miquelon reflect the increases to the executive’s base salary made effective July 26, 2020.
(2)

Amounts reflect the special bonuses paid to each named executive officer in recognition of their extraordinary contributions to JOANN during fiscal 2021. For additional information on these bonuses, see “—Cash-Based Incentive Compensation—Fiscal 2021 Special Bonuses.”

(3)

Amounts reflect the full grant-date fair value of stock options granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(4)	Amounts reflect the performance bonus amounts payable to each named executive officer with respect to fiscal 2021 under the STI Plan.
(5)	There were no above-market or preferential earnings on compensation deferred by our named executive officers under the Jo-Ann Stores, Inc. Deferred Compensation Plan.
(6)

Amounts reflect: for Mr. Miquelon, (i) a $4,754 401(k) matching contribution made by the Company to the account of Mr. Miquelon and (ii) life insurance premiums equal to $891 paid by the Company on Mr. Miquelon’s behalf; for Mr. Susz, (i) a $3,865 401(k) matching contribution made by the Company to the account of Mr. Susz, (ii) life insurance premiums equal to $494 paid by the Company on Mr. Susz’s behalf, (iii) a $9,011 contribution made by the Company to the non-qualified deferred compensation plan account of Mr. Susz and (iv) a $45 monthly cell phone allowance; for Ms. Duliga, (i) a $3,822 401(k) matching contribution made by the Company to the account of Ms. Duliga, (ii) life insurance premiums equal to $475 paid by the Company on Ms. Duliga’s behalf, (iii) an $8,649 contribution made by the Company to the non-qualified deferred compensation plan account of Ms. Duliga, (iv) a $75 monthly cell phone allowance and (v) an annual executive health physical exam with a value of $10,294; for Mr. DiTullio, (i) a $3,678 401(k) matching contribution made by the Company to the account of Mr. DiTullio, (ii) life insurance premiums equal to $481 paid by the Company on Mr. DiTullio’s behalf and (iii) a $75 monthly cell phone allowance; and for Mr. Will, (i) life insurance premiums equal to $464 paid by the Company on Mr. Will’s behalf, (ii) a $75 monthly cell phone allowance and (iii) an annual executive health physical exam with a value of $10,294.

Grants of Plan-Based Awards in Fiscal 2021

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2021 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2021.

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair value of Stock and Option Awards ($) (3)
Wade Miquelon	N/A (1)	206,250	825,000	2,475,000
	04/06/2020 (2)				180,349	1.17	90,012
Matt Susz	N/A (1)	45,613	182,450	547,350
	04/06/2020 (2)				85,880	1.17	42,863
Janet Duliga	N/A (1)	43,987	175,950	527,850
	04/06/2020 (2)				85,880	1.17	42,863
Christopher DiTullio	N/A (1)	44,408	177,632	532,896
	04/06/2020 (2)				85,880	1.17	42,863
Robert Will	N/A (1)	42,953	171,810	515,430
	04/06/2020 (2)				85,880	1.17	42,863

(1)

Each of the named executive officers was granted a cash incentive award by JOANN under the STI Plan for fiscal 2021 based on the achievement of specified EBITDA performance goals. For additional discussion of these Payments, see “—Cash-Based Incentive Compensation—Short-Term Incentive Plan.”

(2)

On April 6, 2020, each of the named executive officers received a stock option grant under the 2021 Plan. The options vest in annual installments over a period of five years, with 40% of the shares covered by such option vesting on the two-year anniversary of the vesting commencement date (March 31, 2020), and an additional 20% vesting on each of the following three anniversaries thereof, subject to the executive’s continued service through the applicable vesting dates.

(3)

Amounts reflect the full grant-date fair value of stock options granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

For further discussion of the equity awards, see “Equity-Based Compensation—2012 Plan and Outstanding Option Awards.”

Summary of Executive Compensation Arrangements

Named Executive Officer Employment Agreements

Wade Miquelon

In January 2019, we entered into an employment agreement with Mr. Miquelon providing for his employment as our President and Chief Executive Officer, as well as an amended and restated severance  agreement providing for severance payments and benefits upon certain qualifying terminations of Mr. Miquelon’s employment, together, the CEO Agreement. The CEO Agreement provides for a five-year term of employment, subject to earlier termination pursuant to the terms of the CEO Agreement.

Pursuant to the CEO Agreement, Mr. Miquelon was entitled to an initial annual base salary of $825,000. The CEO Agreement also provides that Mr. Miquelon is eligible to receive an annual performance-based cash bonus, with a target bonus opportunity equal to 100% of his annual base salary and a maximum annual incentive opportunity of 200% of Mr. Miquelon’s target bonus opportunity (which our board of directors determined to increase to 300% of his target bonus opportunity for fiscal 2021 as was done for all plan participants). The CEO Agreement also provided for an additional option grant to Mr. Miquelon to purchase 223,290 shares of common stock

Pursuant to the CEO Agreement, if Mr. Miquelon’s employment is terminated by us without Cause prior to a Change of Control (each as defined below), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; (iv) outplacement services; (v) subject to his timely election pursuant to COBRA, reimbursement for up to 18 months of continued group health premiums; and (vi) group term life insurance for up to 18 months following the termination.

In the event Mr. Miquelon’s employment is terminated by us without Cause or by Mr. Miquelon for Good Reason (as defined below) within the period commencing six months prior to and ending twenty-four months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a lump sum cash payment equal to two times the sum of (a) his base salary and (b) the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. Miquelon was employed with us) and (2) his target annual bonus for the year in which termination occurs; (ii) a pro rata target annual bonus with respect to the year in which termination occurs; provided, that if such termination occurs after the end of a bonus year but prior to when bonuses have been paid to similarly situated executives, the actual annual bonus to which Mr. Miquelon would have been entitled had he remained employed through the payment date; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; (iv) outplacement services; (v) a lump sum payment equal to 24 months of continued COBRA coverage; and (vi) group term life insurance for up to 24 months following the termination; provided, that, if Mr. Miquelon’s employment is terminated by us without Cause or by Mr. Miquelon for Good Reason within 6 months prior to and in connection with a Change of Control, Mr. Miquelon will be entitled to the foregoing benefits immediately following Change of Control, reduced by any severance benefits Mr. Miquelon already received under the CEO Agreement. In addition, the CEO Agreement provides that any payments or benefits payable to Mr. Miquelon in connection with a Change of Control shall be subject to a Section 280G “best net” cutback.

For purposes of the CEO Agreement, “Cause” means one or more of the following: (i) the executive’s conviction for committing an act of fraud, embezzlement, theft or other criminal act constituting a felony; (ii) the executive’s commission of an act or omission reasonably likely to result in a conviction for fraud, embezzlement, theft or other criminal violation constituting a felony; (iii) the engaging by the executive in gross negligence or gross misconduct (including dishonesty, disloyalty or misappropriation) that is materially and demonstrably injurious to the Company; (iv) the executive’s material breach of the Company’s Code of Business Conduct;

(v) the continued failure by executive to substantially perform his normal duties (other than any such failure resulting from executive’s illness or injury), after a written demand for substantial performance is delivered to executive that specifically identifies the manner in which the Company believes that executive has not substantially performed his/her duties, and executive has failed to remedy the situation within thirty (30) days of receiving such notice; or (vi) the continued failure by the executive to achieve agreed upon performance goals after a written notice of such deficiencies is delivered to executive, and executive has failed to come into compliance with the agreed-upon performance goals within a time period designated by the Company which time period shall be a minimum of thirty (30) days from the receipt of such notice.

For purposes of the CEO Agreement, “Change of Control” means (i) the sale of all or substantially all of the assets of Jo-Ann Stores, LLC, JOANN Inc., or any wholly owned subsidiary of JOANN Inc. that is situated between JOANN Inc. and Jo-Ann Stores, LLC, or an Intermediate Subsidiary, to any other person or entity (other than Jo-Ann Stores, LLC, any of its subsidiaries, LGP, or any employee benefit plan maintained by Jo-Ann Stores, LLC or any of its subsidiaries), or (ii) a change in beneficial ownership or control of Jo-Ann Stores, LLC, JOANN Inc. or any Intermediate Subsidiary effected through a transaction or series of transactions (other than an offering of common stock or other securities to the general public through a registration statement filed with the SEC) whereby any “person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than Jo-Ann Stores, LLC, any of its subsidiaries, LGP, or any employee benefit plan maintained by Jo-Ann Stores, LLC or any of its subsidiaries), directly or indirectly acquires beneficial ownership of securities of Jo-Ann Stores, LLC, JOANN Inc. or any Intermediate Subsidiary possessing more than 50% of the total combined voting power of such entity’s securities outstanding immediately after such acquisition.

For purposes of the CEO Agreement, “Good Reason” means, on or after a Change of Control, any material adverse change by the Company in the executive’s job title, duties, responsibility or authority; failure by the Company to pay the executive any amount of base salary or bonus when due; any material diminution of executive’s base salary (other than such a material diminution that is applied on a substantially comparable basis to similarly-situated team members of the Company); any material reduction in the executive’s short-term incentive compensation opportunities; the termination or denial of the executive’s right to participate in material employment related benefits that are offered to similarly-situated team members of the Company; the movement of the executive’s principal location of work to a new location that is in excess of 50 miles from the executive’s principal location of work as of the date hereof without the executive’s consent; or failure by the Company to require any successor to assume and agree to perform the Company’s obligations as successors to the Company; provided that none of the events described in this definition of Good Reason shall constitute Good Reason unless the executive notifies the Company in writing of the event that is purported to constitute Good Reason (which notice is provided not later than the 30th day following the occurrence of the event purported to constitute Good Reason) and then only if the Company fails to cure such event within 30 days after the Company’s receipt of such written notice.

Mr. Miquelon is subject to two-year post-termination non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality and non-disparagement covenants.

Matt Susz

On October 30, 2020, we entered into an agreement with Mr. Susz providing for his at will employment with us and for severance payments and benefits upon certain qualifying terminations of Mr. Susz’s employment, or the CFO Agreement.

Pursuant to the CFO Agreement, if Mr. Susz’s employment is terminated by us without Cause prior to a Change of Control (each as defined below), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Mr. Susz’s employment is terminated by us without Cause or by Mr. Susz for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a 24-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) his short-term incentive payment for the year in which termination occurs equal to the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. Susz was employed with us) and (2) his target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

For purposes of the CFO Agreement, “Cause” has the same meaning as in the CEO Agreement. For purposes of the CFO Agreement, “Change of Control” has the same meaning as in the CEO Agreement.

For purposes of the CFO Agreement, “Good Reason” has the same meaning as in the CEO Agreement. The CFO Agreement contains an 18-month post-termination non-competition covenant and a non-solicitation of customers and employees covenant, as well as perpetual confidentiality and non-disparagement covenants.

Janet Duliga

On October 30, 2020, we entered into an agreement with Ms. Duliga providing for her at will employment with us and for severance payments and benefits upon certain qualifying terminations of Ms. Duliga’s employment, or the CAO Agreement.

Pursuant to the CAO Agreement, if Ms. Duliga’s employment is terminated by us without Cause prior to a Change of Control (each as defined below), then, subject to her timely signing and non-revocation of a release of claims, she will be entitled to: (i) an 18-month continuation of her base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Ms. Duliga’s employment is terminated by us without Cause or by Ms. Duliga for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to her timely signing and non-revocation of a release of claims, she will be entitled to: (i) a 24-month continuation of her base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) her short-term incentive payment for the year in which termination occurs equal to the greater of (1) her average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Ms. Duliga was employed with us) and (2) her target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

For purposes of the CAO Agreement, “Cause” has the same meaning as in the CEO Agreement. For purposes of the CAO Agreement, “Change of Control” has the same meaning as in the CEO Agreement.

For purposes of the CAO Agreement, “Good Reason” has the same meaning as in the CEO Agreement. The CAO Agreement contains an 18-month post-termination non-competition covenant and a non-solicitation of customers and employees covenant, as well as perpetual confidentiality and non-disparagement covenants.

Christopher DiTullio

On October 30, 2020, we entered into an agreement with Mr. DiTullio providing for his at will employment with us and for severance payments and benefits upon certain qualifying terminations of Mr. DiTullio’s employment, or the CCO Agreement.

Pursuant to the CCO Agreement, if Mr. DiTullio’s employment is terminated by us without Cause prior to a Change of Control (each as defined below), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Mr. DiTullio’s employment is terminated by us without Cause or by Mr. DiTullio for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a 24-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) his short-term incentive payment for the year in which termination occurs equal to the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. DiTullio was employed with us) and (2) his target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

For purposes of the CCO Agreement, “Cause” has the same meaning as in the CEO Agreement. For purposes of the CCO Agreement, “Change of Control” has the same meaning as in the CEO Agreement.

For purposes of the CCO Agreement, “Good Reason” has the same meaning as in the CEO Agreement. The CCO Agreement contains an 18-month post-termination non-competition covenant and a non-solicitation of customers and employees covenant, as well as perpetual confidentiality and non-disparagement covenants.

Robert Will

On November 30, 2020, we entered into an agreement with Mr. Will providing for his at will employment with us and for severance payments and benefits upon certain qualifying terminations of Mr. Will’s employment, or the CMO Agreement.

Pursuant to the CMO Agreement, if Mr. Will’s employment is terminated by us without Cause prior to a Change of Control (each as defined below), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

For purposes of the CMO Agreement, “Good Reason” has the same meaning as in the CEO Agreement. The CMO Agreement contains an 18-month post-termination non-competition covenant and a non-solicitation of customers and employees covenant, as well as perpetual confidentiality and non-disparagement covenants.

Agreement contains an 18-month post-termination non-competition covenant and a non-solicitation of customers and employees covenant, as well as perpetual confidentiality and non-disparagement covenants. In the event Mr. Will’s employment is terminated by us without Cause or by Mr. Will for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a 24-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) his short-term incentive payment for the year in which termination occurs equal to the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. Will was employed with us) and (2) his target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

For purposes of the CMO Agreement, “Cause” has the same meaning as in the CEO Agreement.

For purposes of the CMO Agreement, “Change of Control” has the same meaning as in the CEO Agreement.

For purposes of the CMO Agreement, “Good Reason” has the same meaning as in the CEO Agreement. The CMO Agreement contains an 18-month post-termination non-competition covenant and a non-solicitation of customers and employees covenant, as well as perpetual confidentiality and non-disparagement covenants.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of January 30, 2021:

			Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade Miquelon	04/04/2016 (1)	274,818	68,705	6.99	04/04/2026
	03/21/2019 (1)	—	223,290	11.18	03/21/2029
	04/06/2020 (1)	—	180,349	1.17	04/06/2030
Matt Susz	12/11/2011 (1)	117,227	—	4.08	12/11/2021
	04/20/2016 (1)	34,352	8,588	6.99	04/20/2026
	06/28/2018 (1)	17,176	25,764	10.08	06/28/2028
	03/21/2019 (1)	—	107,351	11.18	03/21/2029
	04/06/2020 (1)	—	85,880	1.17	04/06/2030
Janet Duliga	02/23/2016 (1)	117,227	—	6.99	02/23/2026
	03/21/2019 (1)	—	76,004	11.18	03/21/2029
	04/06/2020 (1)	—	85,880	1.17	04/06/2030
Christopher DiTullio	06/01/2016 (1)	93,781	23,445	7.81	06/01/2026
	03/21/2019 (1)	—	76,004	11.18	03/21/2029
	04/06/2020 (1)	—	85,880	1.17	04/06/2030
Robert Will	09/13/2016 (1)	93,781	23,445	8.85	09/13/2026
	03/21/2019 (1)	—	76,004	11.18	03/21/2029
	04/06/2020 (1)	—	85,880	1.17	04/06/2030

(1)

Each of the option grants vest in annual installments over a period of five years, with 40% of the shares covered by such option vesting on the two-year anniversary of the vesting commencement date, and an additional 20% vesting on each of the following three anniversaries thereof, subject to the executive’s continued service through the applicable vesting dates. In the event of a change in control (as defined in the 2012 Plan), each option will fully accelerate and vest, subject to the executive’s continued service through the date of such change in control.

Nonqualified Deferred Compensation Table

We maintain a nonqualified deferred compensation plan for a select group of our highly compensated employees, in which all of our named executive officers are eligible to participate. The following table contains information regarding the nonqualified deferred compensation plans.

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY($)(1)	Aggregate Earnings in Last FY ($)(2)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Wade Miquelon	—	—	—	—	—
Matt Susz	20,303	9,011	58,986	—	478,059
Janet Duliga	17,298	8,649	13,458	—	134,611
Christopher DiTullio	—	—	—	—	—
Robert Will	—	—	—	—	—

(1)	Reflects contributions made to the plan by the Company.
(2)

Reflects the amount of the aggregate interest or other earnings accrued during the last fiscal year. (3)   These amounts do not represent above-market earnings and thus are not reported in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

In this section, we describe payments that may be made to our named executive officers upon several events of termination, assuming the termination event occurred on the last day of fiscal 2021 (except as otherwise noted).

We have entered into certain severance and equity agreements with each of our named executive officers, as described below, that provide for potential payments upon either a termination of employment or upon a change in control.

Wade Miquelon

Pursuant to the CEO Agreement, if Mr. Miquelon’s employment is terminated by us without Cause prior to a Change of Control (each as defined above), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; (iv) outplacement services; (v) subject to his timely election pursuant to COBRA, reimbursement for up to 18 months of continued group health premiums; and (vi) group term life insurance for up to 18 months following the termination.

In the event Mr. Miquelon’s employment is terminated by us without Cause or by Mr. Miquelon for Good Reason (as defined above) within the period commencing six months prior to and ending twenty-four months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a lump sum cash payment equal to two times the sum of (a) his base salary and (b) the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. Miquelon was employed with us) and (2) his target annual bonus for the year in which termination occurs; (ii) a pro rata target annual bonus with respect to the year in which termination occurs; provided, that if such termination occurs after the end of a bonus year but prior to when bonuses have been paid to similarly situated executives, the actual annual bonus to which Mr. Miquelon would have been entitled had he remained employed through the payment date; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; (iv) outplacement services; (v) a lump sum payment equal to 24 months of continued COBRA coverage; and (vi) group term life insurance for up to 24 months following the termination; provided that, if Mr. Miquelon’s employment is terminated by us without Cause or by Mr. Miquelon for Good Reason within 6 months prior to and in connection with a Change of Control, Mr. Miquelon will be entitled to the foregoing benefits immediately following Change of Control, reduced by any severance benefits Mr. Miquelon already received under the CEO Agreement. In addition, the CEO Agreement provides that any payments or benefits payable to Mr. Miquelon in connection with a Change of Control shall be subject to a Section 280G “best net” cutback.

Matt Susz

Pursuant to the CFO Agreement, if Mr. Susz’s employment is terminated by us without Cause prior to a Change of Control (each as defined above), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Mr. Susz’s employment is terminated by us without Cause or by Mr. Susz for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a 24-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) his short-term incentive payment for the year in which termination occurs equal to the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. Susz was employed with us) and (2) his target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

Janet Duliga

Pursuant to the CAO Agreement, if Ms. Duliga’s employment is terminated by us without Cause prior to a Change of Control (each as defined above), then, subject to her timely signing and non-revocation of a release of claims, she will be entitled to: (i) an 18-month continuation of her base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-

term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Ms. Duliga’s employment is terminated by us without Cause or by Ms. Duliga for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to her timely signing and non-revocation of a release of claims, she will be entitled to: (i) a 24-month continuation of her base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) her short-term incentive payment for the year in which termination occurs equal to the greater of (1) her average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Ms. Duliga was employed with us) and (2) her target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

Christopher DiTullio

Pursuant to the CCO Agreement, if Mr. DiTullio’s employment is terminated by us without Cause prior to a Change of Control (each as defined above), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Mr. DiTullio’s employment is terminated by us without Cause or by Mr. DiTullio for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a 24-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) his short-term incentive payment for the year in which termination occurs equal to the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. DiTullio was employed with us) and (2) his target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

Robert Will

Pursuant to the CMO Agreement, if Mr. Will’s employment is terminated by us without Cause prior to a Change of Control (each as defined above), then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) an 18-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices; (ii) a pro rata short-term incentive payment that would have been earned for the year in which termination occurs; (iii) all long-term equity incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

In the event Mr. Will’s employment is terminated by us without Cause or by Mr. Will for Good Reason within the period commencing six months prior to and ending twelve months following a Change of Control, then, subject to his timely signing and non-revocation of a release of claims, he will be entitled to: (i) a 24-month continuation of his base salary, payable in accordance with the Company’s normal payroll practices in effect at the applicable time, (ii) his short-term incentive payment for the year in which termination occurs equal to the greater of (1) his average annual cash bonus over the prior three completed fiscal years (or such lesser number of years Mr. Will was employed with us) and (2) his target annual bonus for the year in which termination occurs; (iii) all long-term incentives will be subject to repurchase in accordance with the Shareholders Agreement; and (iv) outplacement services.

Option Agreements

The option agreements entered into with each of our named executive officers provide for full acceleration of the named executives’ stock options in the event of a change in control (as defined in the 2012 Plan).

Summary of Potential Payments Upon Termination or Change in Control

The following table summarizes the payments that would be made to our named executive officers upon the occurrence of certain qualifying terminations of employment or change in control, in any case, occurring on January 29, 2021 (the last business day of our most recently completed fiscal year):

Name	Benefit	Termination Without Cause (no Change in Control) ($)		Change in Control (no Termination) ($) (1)(4)	Termination Without Cause or for Good Reason in Connection with a Change in Control ($)
Wade Miquelon	Cash	2,062,500	(2)	—	3,300,000	(5)
	Equity Acceleration	—		2,293,200	—
	All Other Payments or Benefits	41,384	(3)	—	50,178	(6)
	Total	2,103,884	(2)	2,293,200	3,350,178
Matt Susz	Cash	866,637		—	1,094,700	(5)
	Equity Acceleration	—	(3)	1,020,500	—
	All Other Payments or Benefits	15,000		—	15,000	(7)
	Total	881,637	(2)	1,020,500	1,109,700
Janet Duliga	Cash	835,762		—	1,055,700	(5)
	Equity Acceleration	—	(3)	1,037,520	—
	All Other Payments or Benefits	15,000		—	15,000	(7)
	Total	850,762		1,037,520	1,070,700
Christopher DiTullio	Cash	843,752		—	1,065,792	(5)
	Equity Acceleration	—	(3)	1,018,410	—
	All Other Payments or Benefits	15,000		—	15,000	(7)
	Total	858,752		1,018,410	1,080,792
Robert Will	Cash	816,098		—	1,030,860	(5)
	Equity Acceleration	—	(3)	993,840	—
	All Other Payments or Benefits	15,000		—	15,000	(7)
	Total	831,098		993,840	1,045,860

(1)

Amounts reflected in the “Change in Control (no Termination)” column were calculated assuming that no qualifying termination occurred in connection with the change in control. The values of any additional benefits to the named executive officers that would arise only if a termination were to occur in connection with a change in control are disclosed in the footnotes to the “Termination Without Cause or for Good Reason in Connection with a Change in Control.”

(2)	Amounts reflect (i) 18 months of the executive’s base salary at termination and (ii) the executive’s target annual bonus.
(3)	Amounts reflect the value of outplacement services and, for Mr. Miquelon, the value associated with the continued provision of health benefits for 18 months.
(4)

Amounts reflect the value of unvested option awards on January 29, 2021 that would be subject to accelerated vesting. As there was no public market for our shares prior to our initial public offering, the amount reported was based on the fair market value of a share as of January 29, 2021, as determined with reference to a third-party valuation.

(5)

Amounts reflect: for Mr. Miquelon, two times the sum of (a) his base salary and (b) target annual bonus, and for the other named executive officers, (i) 24 months of the executive’s base salary and (ii) the executive’s target annual bonus.

(6)

Amount reflects the value of outplacement services, the value associated with the continued provision of health benefits for 24 months and the value associated with continued group term life insurance benefits for 18 months.

(7)	Amounts reflect the value of outplacement services.

Compensation of Our Directors

For fiscal 2021, directors of the Company were not eligible to receive additional compensation for their services as directors other than Mr. Webb, as described below.

Director Compensation Table for Fiscal 2021

The following table contains information concerning the compensation of our non-employee directors in fiscal 2021:

Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Darrell Webb	80,000	80,000

(1)	Amount reflects the cash retainer fee paid to Mr. Webb for his service on our board of directors for fiscal 2021.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of January 30, 2021 by each non-employee director who was serving as of January 30, 2021.

Name	Options Outstanding at Fiscal Year End (Exercisable)	Options Outstanding at Fiscal Year End (Unexercisable)
Darrell Webb	195,732	—

Non-Employee Director Compensation Policy

In connection with our initial public offering, we adopted a compensation program for our non-employee directors that consists of annual retainer fees and equity awards.

Pursuant to this non-employee director compensation policy, each non-employee director will receive an annual retainer of $70,000. In addition, non-employee directors serving on committees of our board of directors will receive the following additional annual fees, each earned on a quarterly basis: the chairperson of our audit committee will receive an additional annual fee of $25,000, and other members of our audit committee will receive an additional annual fee of $12,500; the chairperson of our compensation committee will receive an additional annual fee of $20,000 and other members of our compensation committee will receive an additional annual fee of $10,000; and the chairperson of our nominating and governance committee will receive an additional annual fee of $15,000, and other members of our nominating and governance committee will receive an additional annual fee of $7,500. Each non-employee director serving at the time of the offering received a one-time restricted stock unit award with a grant date value of $125,000 in connection with the offering, which will vest on the first anniversary of the grant date. Each director will also receive an annual restricted stock unit award with a grant date value of $125,000 (with prorated awards made to directors who join on a date other than an annual meeting following the first annual meeting as a public company), which will generally vest in full on the day immediately prior to the date of our annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date. The equity awards granted pursuant to this policy will accelerate and vest in full upon a change in control (as defined in the 2021 Plan). Any cash compensation payable under this policy for the service of non-employee directors employed by or affiliated with LGP will be paid to LGP.

Compensation Committee Report

The compensation committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Submitted by the Compensation Committee of the Board of Directors:

Lily Chang

John Yoon

Compensation Committee Interlocks and Insider Participation

During fiscal 2021, our board of directors did not have a compensation committee, and decisions regarding executive compensation were made by our board of directors, in consultation with our Chief Executive Officer (except with respect to his own compensation).  During fiscal 2021, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or compensation committee. We are party to certain transactions with LGP and affiliates thereof as described under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 26, 2021, by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors as a group; and (iv) persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

The amounts and percentages of our common stock beneficially owned are reported on the basis of rules of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 26, 2021. More than one person may be deemed to be a beneficial owner of the same securities.

Percentage of beneficial ownership is based on 40,519,274 shares of common stock outstanding as of March 26, 2021. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or that will become exercisable or will otherwise vest within 60 days of March 26, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, the address for each person or entity listed below is c/o JOANN Inc., 5555 Darrow Road, Hudson, Ohio 44236.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% Shareholders
Entities affiliated with Leonard Green & Partners, L.P.(1)	27,827,357	68.7%
Directors and Named Executive Officers
Lily Chang	—
Christopher DiTullio	139,123	*
Janet Duliga	151,128	*
Marybeth Hays	—
Anne Mehlman	—
Wade Miquelon	487,839	1.2%
Jonathan Sokoloff(1)	27,827,357	68.7%
Matt Susz	235,283	*
Darrell Webb	354,733	*
Robert Will	129,182	*
John Yoon(1)	27,827,357	68.7%
All directors and executive officers as a group (15 persons)	29,584,741	73.0%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)

Voting and investment power with respect to the shares of our common stock held by Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., and Needle Coinvest LLC, or collectively, Green V, is shared. Messrs. Sokoloff and Yoon may also be deemed to share voting and investment power with respect to such shares due to their positions with affiliates of Green V, and each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Each of the foregoing entities’ and individuals’ address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

Equity Compensation Plan Information

As of January 30, 2021, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)(2) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(1)(2) (a)) (c)
Equity compensation plans approved by security holders(3)	3,086,467	—	407,075
Equity compensation plans not approved by security holders	—	—	—
Total	3,086,467	—	407,075

(1)	Number of securities reflect the 85.8808880756715-for-1.0 unit split of our common stock approved and effected by our Board on March 3, 2021 in connection with our initial public offering.
(2)

Number of securities does not reflect the shares available under the JOANN  Inc. 2021 Equity Incentive Plan (the “2021 Plan”) and the JOANN Inc. 2021 Employee Stock Purchase Plan adopted and effective in connection our March 2021 initial public offering.

(3)

The 2012 Stock Option Plan of Jo-Ann Stores Holdings Inc. (the “2012 Plan”) provides for the issuance of equity incentive awards to our eligible team members, directors and consultants. In connection with our initial public offering, we adopted the 2021 Plan and will not make future grants or awards under the 2012 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence and Controlled Company Exception

Our board of directors has affirmatively determined that Marybeth Hays, Anne Mehlman and Darrell Webb are independent directors under the rules of Nasdaq. Ms. Chang and Mr. Yoon, who are not independent directors under Nasdaq listing rules, each serve on both of our compensation committee and our nominating and corporate governance committee, pursuant to the exemptions permitted for a “controlled company” under Nasdaq rules, as described below.

We are a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these rules, a “controlled company” may elect not to comply with certain corporate governance standards, including the requirements:

•	that a majority of our board of directors consist of independent directors;
•

that our board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that our board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

We utilize all of the exemptions listed above. As a result, we do not have a majority of independent directors and our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements. In the event that we cease to be a “controlled company” and our common stock continues to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods.

Our Policy Regarding Related Party Transactions

Our board of directors recognizes that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our board of directors has adopted a written policy on transactions with related persons, which requires that our audit committee approve or ratify related person transactions required to be disclosed pursuant to Item 404(a).  Item 404 of Regulation S-K requires disclosure, subject to certain exceptions, of transactions in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any “related person” as defined under Item 404(a) of Regulation S-K had or will have a direct or indirect material interest). It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest. Each of the transactions described below entered into following the adoption of our related person transaction policy was approved in accordance with such policy.

Shareholders Agreement

On October 16, 2012, the Company, LGP, certain of our directors and executive officers and certain other shareholders entered into a shareholders agreement. The shareholders agreement contains, among other things, certain restrictions on the ability of LGP and our other shareholders to freely transfer shares of our stock, a right of first refusal to the Company and LGP for other shareholders’ shares, a repurchase right for the Company for certain shares held by management shareholders and drag-along and tag-along rights in connection with certain transfers of shares by LGP. It also provides that each party to the shareholders agreement agrees to vote all of their shares to elect the initial individuals designated to serve on our board. The shareholders agreement also provides for piggyback registration rights with customary cutback rights for management holders as described below. At the consummation of our initial public offering, the provisions of the shareholders agreement (subject to the survival of certain obligations, such as those relating to registration rights described below) terminated.

Upon the closing of our initial public offering, we amended and restated the existing shareholders agreement to eliminate certain provisions (but maintained those related to the registration rights, which are described below) and to provide specific board rights and obligations. The amended and restated Shareholders Agreement includes provisions pursuant to which we granted LGP and certain other shareholders (or such permitted transferee or affiliate) the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by such shareholders (or such permitted transferee or affiliate) or to piggyback on such registration statements in certain circumstances. These shares represent approximately 68.7% of our outstanding common stock as of March 26, 2021. These shares also may be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. The Shareholders Agreement also requires us to indemnify LGP (or such permitted transferee or affiliate) and its affiliates in connection with any registrations of our securities. In addition, the Shareholders Agreement provides that LGP is entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors, so as to ensure that the composition of our board of directors and its committees complies with the provisions of the Shareholders Agreement related to the composition of our board of directors and its committees.

Management Services Agreement

On March 18, 2011, and in connection with the acquisition of the Company by LGP, Jo-Ann Stores, LLC (formerly Jo-Ann Stores, Inc.) entered into a management services agreement with the advisory affiliate of LGP, pursuant to which LGP agreed to provide certain management and financial services. In fiscal 2021, we paid $1.3 million in fees and out of pocket expenses to LGP under the management services agreement. Due to the impact of the COVID-19 pandemic, starting in April 2020, the management fee payable to LGP was forgiven until the end of calendar year 2020. The management services agreement with LGP terminated without any termination payment automatically upon the closing of our initial public offering, subject to the survival of certain obligations, including as to indemnification. Following our initial public offering, LGP no longer provides managerial services to us in any form.

Indemnification Agreements

Our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our amended and restated bylaws. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We entered into indemnification agreements with each of our executive officers and directors prior to the closing of our initial public offering. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

There is no pending litigation or proceeding naming any of our directors or officers for which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or executive officer.

Reserved Share Program

At our request, the underwriters reserved for sale, at the initial public offering price, up to 6% of the shares offered in our public offering for sale to some of our directors, officers, employees, business associates and related persons. In the initial public offering, 105,000 shares were purchased by our directors and officers, under the reserved share program.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for fiscal 2021 and fiscal 2020.

	2021	2020
	(in thousands)
Audit fees(1)	$1,547,125	$930,600
Audit-related fees(2)	24,100	24,100
Tax fees(3)	66,280	53,955
All other fees	—	—
Total Fees	$1,637,505	$1,008,655

(1)

The audit fees for both 2021 and 2020 were for professional services rendered for the audits of the Company’s annual consolidated financial statements and the review of its quarterly financial statements. In addition, 2021 also included audit fees for professional services rendered in relation to the review of our registration statement and other documents filed with the SEC in connection with our initial public offering.

(2)	Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	Tax fees include fees for tax compliance, tax advice and tax planning services.

Pre-Approval Policy

The Audit Committee has adopted a policy with respect to pre-approval of certain types of audit and non-audit related services specifically described by the Audit Committee on an annual basis. In general, the Audit Committee has pre-approved the provision of certain audit services and audit-related services, in each case up to an annual amount which varies by the type of services. Individual engagements anticipated to exceed such pre-established thresholds must be separately approved. This policy also sets forth certain services that the Company’s independent public accountant is prohibited from providing to the Company. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page 54.

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in 15(1) above.

(3)	Exhibits:

The exhibits listed in the accompanying Index to Exhibits below are filed or incorporated by reference into this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40204	3.1	03/19/21

3.2	Amended and Restated Bylaws of the Company	8-K	001-40204	3.2	03/19/21

4.1	Amended and Restated Shareholders Agreement, dated March 16, 2021, among the Company and certain of its shareholders	8-K	001-40204	10.1	03/19/21

4.2	Description of the Registrant’s Securities					*

10.1	Amended and Restated Credit Agreement, dated October 21, 2016, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.1	02/16/21

10.2	First Amendment to Amended and Restated Credit Agreement, dated November 25, 2020, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.1.1	02/16/21

10.3	Credit Agreement, dated October 21, 2016, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.2	02/16/21

10.4	Incremental Amendment No. 1, dated July 21, 2017, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.2.1	02/16/21

10.5	Second Lien Term Credit Agreement, dated May 21, 2018, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.3	02/16/21

10.6#	Employment Agreement by and between Jo-Ann Stores, LLC and Wade Miquelon	S-1	333-253121	10.4	02/16/21

10.7#	Amended and Restated Severance Agreement by and between Jo-Ann Stores, LLC and Wade Miquelon	S-1	333-253121	10.5	02/16/21

10.8#	Severance Agreement by and between Jo-Ann Stores, LLC and Matt Susz	S-1	333-253121	10.6	02/16/21

10.9#	Severance Agreement by and between Jo-Ann Stores, LLC and Janet Duliga	S-1	333-253121	10.7	02/16/21

10.10#	Severance Agreement by and between Jo-Ann Stores, LLC and Christopher DiTullio	S-1	333-253121	10.8	02/16/21

10.11#	Severance Agreement by and between Jo-Ann Stores, LLC and Robert Will	S-1	333-253121	10.9	02/16/21

10.12#	Stock Option Plan of the Company, dated October 16, 2012	S-1	333-253121	10.10	02/16/21

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.13#	Form of Option Agreement under the Stock Option Plan of the Company, dated October 16, 2012	S-1	333-253121	10.11	02/16/21

10.14#	2021 Equity Incentive Plan of the Company					*

10.15#	Form of Option Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.13	03/04/21

10.16#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.14	03/04/21

10.17#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.15	03/04/21

10.18#	2021 Employee Stock Purchase Plan					*

10.19#	Non-Employee Director Compensation Policy of the Company	S-1/A	333-253121	10.17	03/04/21

10.20#	Form of Indemnification Agreement	S-1/A	333-253121	10.18	03/04/21

21.1	List of subsidiaries of JOANN Inc.	S-1	333-253121	21.1	02/16/21

23	Consent of Ernst & Young LLP, independent registered public accounting firm.					*

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOANN INC.

Dated: April 1, 2021	By:	/s/ Matt Susz
	Name:	Matt Susz
	Title:	Senior Vice President, Chief Financial Officer

Signature	Title	Date

/s/ Wade Miquelon Wade Miquelon	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	April 1, 2021

/s/ Matt Susz Matt Susz	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	April 1, 2021

/s/ Lily Chang Lily Chang	Director	April 1, 2021

/s/ Marybeth Hays Marybeth Hays	Director	April 1, 2021

/s/ Anne Mehlman Anne Mehlman	Director	April 1, 2021

/s/ Jonathan Sokoloff Jonathan Sokoloff	Director	April 1, 2021

/s/ Darrell Webb Darrell Webb	Director	April 1, 2021

/s/ John Yoon John Yoon	Director	April 1, 2021