Form 10-Q
period 2021-05-01
JOANN Inc.
filed 2021-06-04
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40204

JOANN Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1095540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 656-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	JOAN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 28, 2021, the registrant had 42,159,899 shares of common stock, par value $0.01 per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

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
•

our ability to anticipate and effectively respond to disruptions or inefficiencies in our distribution network, e-commerce fulfillment function and transportation system, including availability and cost of import and domestic freight;

•	our ability to execute on our growth strategy to renovate and improve the performance of our existing locations;
•	our ability to execute on our cost-saving initiatives;
•	our ability to attract and retain a qualified management team and other team members while controlling our labor costs;
•	the impact of our debt and lease obligations on our ability to raise additional capital to fund our operations and maintain flexibility in operating our business;
•	our reliance on and relationships with third party service providers;
•	our reliance on and relationships with foreign suppliers and their ability to supply us with adequate, timely, and cost-effective product supplies;
•	our ability, and our third party service providers’ ability, to maintain security and prevent unauthorized access to electronic and other confidential information;
•	the impacts of potential disruptions to our information systems, including our websites and mobile applications;
•	our ability to respond to risks associated with existing and future payment options;
•	our ability to maintain and enhance a strong brand image;
•	our ability to maintain adequate insurance coverage;
•	our status as a “controlled company” and control of us as a public company by affiliates of Leonard Green & Partners, L.P.; and
•	the impact of evolving governmental laws and regulations and the outcomes of legal proceedings.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Furthermore, the potential impact of the COVID-19 pandemic on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	May 1, 2021	May 2, 2020	January 30, 2021
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$22.7	$147.0	$27.4
Inventories	539.3	614.4	555.9
Prepaid expenses and other current assets	66.6	42.0	71.5
Total current assets	628.6	803.4	654.8

Property, equipment and leasehold improvements, net	282.0	303.5	280.5
Operating lease assets	828.2	924.6	837.0
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	375.5	382.4	377.2
Other assets	25.2	17.7	25.8
Total assets	$2,301.5	$2,593.6	$2,337.3

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$205.1	$182.6	$250.1
Accrued expenses	127.1	116.3	171.3
Current portion of operating lease liabilities	180.4	154.3	187.2
Current portion of long-term debt	—	9.1	—
Total current liabilities	512.6	462.3	608.6

Long-term debt, net	760.4	1,329.9	786.3
Long-term operating lease liabilities	755.2	875.4	766.4
Long-term deferred income taxes	86.9	92.0	87.3
Other long-term liabilities	51.2	29.1	46.3

Shareholders’ equity (deficit):
Common stock, stated value $0.01 per share; 200,000,000 authorized; issued 44,080,177 shares at May 1, 2021 and 36,822,658 shares at May 2, 2020 and January 30, 2021	0.4	0.3	0.3
Additional paid-in capital	202.2	123.6	124.7
Retained deficit	(53.9)	(304.9)	(69.0)
Accumulated other comprehensive loss	(0.2)	(0.8)	(0.3)
Treasury stock at cost; 1,920,278 shares at May 1, 2021, May 2, 2020 and January 30, 2021	(13.3)	(13.3)	(13.3)
Total shareholders’ equity (deficit)	135.2	(195.1)	42.4
Total liabilities and shareholders’ equity (deficit)	$2,301.5	$2,593.6	$2,337.3

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(Dollars in millions except per share data)
Net sales	$574.4	$499.4
Cost of sales	271.7	253.6
Selling, general and administrative expenses	249.9	242.1
Depreciation and amortization	20.4	19.8
Operating profit (loss)	32.4	(16.1)
Interest expense, net	13.2	22.7
Debt related gain	(0.1)	(3.1)
Income (loss) before income taxes	19.3	(35.7)
Income tax provision (benefit)	4.2	(12.1)
Net income (loss)	$15.1	$(23.6)

Other comprehensive income:
Cash flow hedges	0.2	0.2
Income tax provision on cash flow hedges	(0.1)	(0.1)
Other comprehensive income	0.1	0.1
Comprehensive income (loss)	$15.2	$(23.5)

Earnings per common share:
Basic	$0.39	$(0.68)
Diluted	$0.38	$(0.68)
Weighted-average common shares outstanding:
Basic	38,384,718	34,902,380
Diluted	39,707,652	34,902,380

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(Dollars in millions)
Net cash (used for) provided by operating activities:
Net income (loss)	$15.1	$(23.6)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Non-cash operating lease expense	39.3	37.3
Depreciation and amortization	20.4	19.8
Deferred income taxes	(0.4)	1.0
Stock-based compensation expense	0.6	0.4
Amortization of deferred financing costs and original issue discount	0.8	1.1
Debt related gain	(0.1)	(3.1)
Loss on disposal and impairment of fixed assets	—	1.8
Changes in operating assets and liabilities:
Decrease in inventories	16.6	35.3
Decrease in prepaid expenses and other current assets	6.1	3.9
Decrease in accounts payable	(45.0)	(44.5)
(Decrease) increase in accrued expenses	(47.5)	9.3
Decrease in operating lease liabilities	(48.5)	(27.4)
(Decrease) increase in other long-term liabilities	(1.5)	0.3
Other, net	0.6	1.7
Net cash (used for) provided by operating activities	(43.5)	13.3
Net cash used for investing activities:
Capital expenditures	(10.5)	(12.3)
Other investing activities	(0.2)	—
Net cash used for investing activities	(10.7)	(12.3)
Net cash provided by financing activities:
Term loan payments	(70.9)	(2.3)
Borrowings on revolving credit facility	147.6	169.1
Payments on revolving credit facility	(102.1)	(42.6)
Purchase and retirement of debt	(0.9)	(2.4)
Principal payments on finance lease obligations	(1.2)	(0.2)
Issuance of common stock, net of underwriting commissions and offering costs	77.0	—
Net cash provided by financing activities	49.5	121.6
Net (decrease) increase in cash and cash equivalents	(4.7)	122.6
Cash and cash equivalents at beginning of period	27.4	24.4
Cash and cash equivalents at end of period	$22.7	$147.0
Cash paid during the period for:
Interest	$12.8	$15.5
Income taxes, net of refunds	(0.3)	—

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Thirteen Weeks Ended
	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, February 1, 2020	34,902.4	1,920.3	$0.3	$123.2	$(13.3)	$(281.3)	$(0.9)	$(172.0)
Net loss	—	—	—	—	—	(23.6)	—	(23.6)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	—	0.4	—	—	—	0.4
Balance, May 2, 2020	34,902.4	1,920.3	$0.3	$123.6	$(13.3)	$(304.9)	$(0.8)	$(195.1)

Balance, January 30, 2021	34,902.4	1,920.3	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	15.1	—	15.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Issuance of common stock, net	7,109.4	—	0.1	76.9	—	—	—	77.0
Stock-based compensation	—	—	—	0.6	—	—	—	0.6
Exercise of stock options	148.1	—	—	—	—	—	—	—
Balance, May 1, 2021	42,159.9	1,920.3	$0.4	$202.2	$(13.3)	$(53.9)	$(0.2)	$135.2

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JOANN Inc.

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Creative Products industry is a large and growing market, which according to a 2017 Association for Creative Industries study is in excess of $40 billion. The industry is currently experiencing strong product demand in response to multiple themes that have been further solidified during the COVID-19 pandemic, such as heightened do-it-yourself customer behavior, amplified participation from both new and existing customers and increased digital engagement, of which the Company (as defined below) is a key beneficiary because it has positioned itself and its go-forward strategies to capitalize on increased demand for Creative Products. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of May 1, 2021, the Company operated 855 retail stores in 49 states.

Basis of Presentation

The accompanying Consolidated Financial Statements and these notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Consolidated Financial Statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. The Consolidated Financial Statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Consolidated Financial Statements and these notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Consolidation

The Consolidated Financial Statements include the accounts of JOANN Inc. (formerly known as Jo-Ann Stores Holdings Inc.) (the “Holding Company”), Needle Holdings LLC (“Needle Holdings”) and Jo-Ann Stores, LLC and its wholly-owned subsidiaries (collectively, “JOANN”). Effective February 9, 2021, Jo-Ann Stores Holdings Inc. amended its certificate of incorporation to change its corporate name to “JOANN Inc.” The amendment was approved by the Board of Directors and was effected by the filing of a Certificate of Amendment with the Delaware Secretary of State. All of the entities referenced in the prior sentence hereinafter will be referred to collectively as the “Company” and are all controlled by affiliates of Leonard Green & Partners, L.P. (“LGP”). All intercompany accounts and transactions have been eliminated upon consolidation.

The Holding Company has no operating activities and is limited to the issuance of shares of common stock and stock-based awards, the repurchase of common shares, the issuance and repurchase of debt, the receipt and payment of dividends or distributions and the payment of interest expense. The authorized, issued and outstanding common shares and treasury shares shown on the Consolidated Balance Sheets are of the Holding Company. Likewise, Needle Holdings has no operating activities and is limited to the issuance of initial shares of common stock and stock-based awards and the payment of dividends or distributions.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the fiscal year ending January 29, 2022). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended May 1, 2021 and May 2, 2020 were both comprised of 13 weeks.

Seasonality

Typical of most retail companies, the Company’s business is seasonal, with the majority of revenues and operating profits generated in the second half of the fiscal year. Accordingly, earnings or losses for a particular interim period are not necessarily indicative of full-year results. In addition, due to demand volatility the Company has experienced during the COVID-19 pandemic, the seasonality of its fiscal 2022 results may differ from its historical experience.

Initial Public Offering

On March 11, 2021, the Company’s registration statement on Form S-1 (File No. 333-253121) relating to its initial public offering was declared effective by the SEC. The Company’s shares of common stock began trading on the Nasdaq Global Market on March 12, 2021. The public offering price of the shares sold in the initial public offering was $12.00 per share. The initial public offering closed on March 11, 2021 and included 5,468,750 shares of common stock. As part of the Company’s initial public offering, the underwriters were provided with an option to purchase 1,640,625 additional shares at the initial public offering price. This option was exercised on April 13, 2021. In aggregate, the shares issued in the offering, including the exercise of the underwriters’ option, generated approximately $77.0 million in net proceeds, which amount is net of $5.7 million in underwriters’ discount and commissions and $2.6 million in offering costs incurred.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility (as defined below) to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 have been terminated.

Stock Split

On March 3, 2021, the Company’s Board of Directors approved and effected an 85.8808880756715-for-1.0 unit split of its common stock. All share and per share data included in these Consolidated Financial Statements give effect to the stock split and have been retroactively adjusted for all periods.

Use of Estimates

In the opinion of management, the accompanying interim Consolidated Balance Sheets and related interim Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions, as new information becomes available.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for the Company’s interim and annual reporting periods beginning after December 15, 2020. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Company adopted ASU 2019-12 on January 31, 2021, and the adoption did not have a material impact on its Consolidated Financial Statements.

Future Adoption of Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Related Party Transactions

Prior to the completion of the Company’s initial public offering, the Company paid a monthly management fee to LGP, which is included in selling, general and administrative (“SG&A”) expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). Starting in April 2020, the management fee payable to LGP was forgiven until the end of calendar year 2020 due to the impact of the COVID-19 pandemic. Payment of the monthly management fee was discontinued upon the completion of our initial public offering in March 2021 as LGP no longer provides managerial services to us in any form.

During the thirteen weeks ended May 1, 2021, the Company paid a management fee to LGP of $0.4 million compared to $0.8 million for the thirteen weeks ended May 2, 2020.

Note 2—Financing

Long-term debt consisted of the following:

	May 1, 2021	May 2, 2020	January 30, 2021
	(Dollars in millions)
Revolving Credit Facility	$131.0	$300.0	$85.5
Term Loan due 2023	635.3	842.2	635.4
Term Loan due 2024	—	211.9	72.8
Total debt	766.3	1,354.1	793.7
Less unamortized discount and debt costs	(5.9)	(15.1)	(7.4)
Total debt, net	760.4	1,339.0	786.3
Less current portion of debt	—	(9.1)	—
Long-term debt, net	$760.4	$1,329.9	$786.3

Revolving Credit Facility

On October 21, 2016, the Company entered into an asset-based revolving credit facility agreement, which originally provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. On November 25, 2020, the Company entered into an agreement to amend various terms of the asset-based revolving credit facility agreement (as amended, the “Revolving Credit Facility”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025 (subject to a springing maturity date to the extent the Term Loan due 2023 (as defined below) has not been refinanced prior to its current maturity date).

As of May 1, 2021, there were $131.0 million of borrowings on the Revolving Credit Facility and our outstanding letters of credit obligation was $24.8 million. As of May 1, 2021, our excess availability on the Revolving Credit Facility was $215.5 million. During the first quarter of fiscal 2022, the weighted average interest rate for borrowings under the Revolving Credit Facility was 2.84 percent, compared to 2.79 percent for the first quarter of fiscal 2021. As of May 2, 2020, the Company had $300.0 million of borrowings on the Revolving Credit Facility and our outstanding letters of credit obligation was $16.9 million. As of May 2, 2020, our excess availability on the Revolving Credit Facility was $83.1 million.

Term Loan Due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0 percent of face value. The Term Loan due 2023 facility is with a syndicate of lenders and is secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and has a second priority security interest in the Revolving Credit Facility collateral. It is guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. The Term Loan due 2023 agreement does not contain any financial covenants.

Term Loan Due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024” and, together with the Term Loan due 2023, the “Term Loans”), which was issued at 98.5 percent of face value. The Term Loan due 2024 was with a syndicate of lenders. The Term Loan due 2024 was secured by a second priority security interest in all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a third priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 have been terminated.

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements allow for dividends after an initial public offering in amounts not to exceed 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC. So long as there is no event of default, the credit agreements also allow dividends in amounts not less than $25 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability is greater than 20% of the maximum credit, calculated on a pro forma basis for 60 days. At May 1, 2021, the Company was in compliance with all covenants under its credit agreements.

For further details on the Company’s debt, see Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

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

In July 2018, the Company purchased, for $2.2 million, a forward starting interest rate cap based on 3-month LIBOR effective October 23, 2018 through October 23, 2021. The objective of the hedging instrument is to offset the variability of cash flows in term loan debt interest payments attributable to fluctuations in LIBOR beyond 3.5 percent.

The following table summarizes the fair value and balance sheet classification of the Company’s outstanding derivative within the accompanying Consolidated Balance Sheets as of May 1, 2021 and May 2, 2020:

Instrument	Balance Sheet Location	May 1, 2021	May 2, 2020
		(Dollars in millions)
Interest Rate Cap	Other Assets	$—	$0.1

The interest rate cap had an amortized notional amount of $663.7 million and $685.8 million as of May 1, 2021 and May 2, 2020, respectively.

The time value of the interest rate cap is excluded from the assessment of effectiveness and is being amortized to interest expense over the life of the hedge. The impacts of the Company’s derivative instrument on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended May 1, 2021 and May 2, 2020 are presented in the table below:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(Dollars in millions)
Gain recognized in Other Comprehensive Income (Loss) on derivatives, gross of income taxes	$—	$0.2
Amount reclassified from Other Comprehensive Income (Loss) into earnings	—	—
Amortization of excluded component to interest expense	0.2	0.2

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

The valuation of the interest rate cap is measured as the present value of all expected future cash flows based on the LIBOR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. Both the carrying and fair value of the Company’s interest rate cap was zero as of May 1, 2021 and $0.1 million as of May 2, 2020.

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s Term Loans as of May 1, 2021 and May 2, 2020:

	May 1, 2021		May 2, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan due 2023 (a)	$629.4	$626.4	$831.5	$249.5
Term Loan due 2024 (a)	—	—	207.5	41.5

(a)Net of deferred financing costs and original issue discount.

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

Note 5—Accrued Expenses and Other Long-Term Liabilities

Due to the Company’s favorable financial performance during fiscal 2021, the Company increased the accrual for incentive compensation. The accrual reflected the expected incentive compensation payout to all salaried store support center and distribution center team members as well as all store and district managers. As of January 30, 2021, $38.7 million of incentive compensation was recorded in accrued expenses and $1.9 million of incentive compensation was recorded in other long-term liabilities on the accompanying Consolidated Balance Sheet of which, $35.0 million was paid in the first quarter of fiscal 2022.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law by the President on March 27, 2020, allows companies to defer the payment of the employer portion of the Social Security Tax. The deferral period lasted until December 31, 2020 with half of the deferred amount due at December 31, 2021 and the other half due at December 31, 2022. The Company elected to defer payment of its portion of the Social Security Tax as permitted by the CARES Act, and as a result, has accrued for the full amount of these deferred payments in the amount of $10.7 million within accrued expenses and $10.7 million within other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note 6—Goodwill and Other Intangible Assets

The carrying amount of goodwill at May 1, 2021 and May 2, 2020, was as follows:

	May 1, 2021	May 2, 2020
`	(Dollars in millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at May 1, 2021 and May 2, 2020 was as follows:

		May 1, 2021		May 2, 2020
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$325.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	—	0.1	—
Customer relationships	16	110.0	(69.6)	110.0	(62.7)
Total intangible assets		$445.1	$(69.6)	$445.1	$(62.7)

The Company recognized intangible asset amortization of $1.7 million and $1.8 million for the thirteen weeks ended May 1, 2021 and for the thirteen weeks ended May 2, 2020, respectively. The weighted average amortization period of amortizable intangible assets as of May 1, 2021 approximated 5.9 years.

Note 7—Income Taxes

Coronavirus Tax Relief

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

Effective Tax Rate

The effective income tax rate for the first quarter of fiscal 2022 was 21.8 percent, a provision applied to pre-tax income, compared to 33.9 percent, a benefit applied to a pre-tax loss, for the first quarter of fiscal 2021. The change in the effective tax rate primarily relates to the fiscal 2021 first quarter recording of the favorable impact of the enactment of the CARES Act, partially offset by the recording of a valuation allowance for the interest deduction limitation.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the first quarter of fiscal 2022, unrecognized tax benefits were $1.2 million, of which $1.0 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the first quarter of fiscal 2022 was $0.2 million compared to $0.2 million of interest or penalties accrued as of the end of the first quarter of fiscal 2021. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.6 million resulting from resolution or closure of tax examinations.  Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

Note 8—Earnings Per Share

Basic income (loss) per share is computed based upon the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed based upon the weighted-average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Treasury stock is excluded from the denominator in calculating both basic and diluted income (loss) per share. For the thirteen weeks ended May 1, 2021 and May 2, 2020, 1,351,241 and 2,459,408 shares issuable for equity-based awards, respectively, were excluded from the computation of diluted income (loss) per share because the effect of their inclusion would have been anti-dilutive. In periods in which a net loss has occurred, as is the case for the thirteen weeks ended May 2, 2020, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted income (loss) per share for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(Dollars in millions except per share data)
Net income (loss)	$15.1	$(23.6)

Weighted-average common shares outstanding – Basic	38,384,718	34,902,380
Effect of dilutive stock-based awards	1,322,934	—
Weighted-average common shares outstanding – Diluted	39,707,652	34,902,380

Basic earnings per common share	$0.39	$(0.68)
Diluted earnings per common share	$0.38	$(0.68)

Note 9—Segments and Disaggregated Revenue

In the first quarters of fiscal 2022 and fiscal 2021, the Company considered JOANN Stores and Non-Store Omni-Channel to be the Company’s operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). Non-Store Omni-Channel does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. The Company’s operating segments are based on how our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes decisions about allocating resources and assessing performance.

The following table shows revenue by product category:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(Dollars in millions)
Sewing	$258.3	$274.4
Arts and Crafts and Home Décor	304.8	216.6
Other	11.3	8.4
Total	$574.4	$499.4

Note 10—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” section in this Quarterly Report and the “Summary Risk Factors” and “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the year ending January 29, 2022). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended May 1, 2021 and May 2, 2020 were both comprised of 13 weeks.

JOANN Overview

JOANN is the nation’s category leader in Sewing and one of the fastest growing competitors in the arts and crafts category. The Creative Products industry is a large and growing market, which according to a 2017 Association for Creative Industries study is in excess of $40 billion. The industry is currently experiencing strong product demand in response to multiple themes that have been further solidified during the COVID-19 pandemic, such as heightened do-it-yourself customer behavior, amplified participation from both new and existing customers and increased digital engagement, of which we are a key beneficiary because we have positioned ourselves and our go-forward strategies to capitalize on increased demand for Creative Products. As a well-established and trusted brand for over 75 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, we have embarked on a strategy to transform JOANN, which has helped us pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products.

Highlights for the Thirteen Weeks Ended May 1, 2021

•	Net sales increased 15.0% compared to the first quarter of fiscal 2021, to $574.4 million, with total comparable sales increasing 15.0%.
•	Gross margin increased 23.1% compared to the same period in the prior fiscal year, to $302.7 million, at a rate to net sales of 52.7% compared to 49.2% for the same period in the prior fiscal year.
•	Net income was $15.1 million in the of first quarter fiscal 2022, compared to a $23.6 million net loss in the same period in the prior fiscal year.
•

Adjusted EBITDA increased 165.0% compared to the same period in the prior fiscal year, to $57.5 million, or 10.0% as a percentage of net sales compared to 4.3% as a percentage of net sales for the same fiscal period last year.

•	For the first quarter of fiscal 2022, we had diluted earnings per share of $0.38, compared to a diluted loss per share of $0.68 for the first quarter of fiscal 2021.
•

We successfully completed our initial public offering generating $77.0 million in net proceeds, which we used to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million.

Effects of COVID-19 on Our Business

We continue to closely monitor the impact of the COVID-19 outbreak on all facets of our business. We have taken actions to protect the safety of our team members and customers and to manage the business through the resulting fluid and challenging environment. Our steps to manage operation of our locations during the pandemic have added costs to our business, some of which are non-recurring in nature, including incremental labor hours and supplies to maintain sanitation and social distancing protocols. These precautions may change from time to time as local conditions and applicable health mandates change, and therefore, it is possible we may be required to temporarily close locations or limit our operations. As of May 1, 2021, we operated 855 locations in 49 states and all locations were open and fully operational.

As the impact of the COVID-19 pandemic has begun to ease with approved vaccines being distributed and administered, certain states in which we operate have lifted mandatory mask mandates and relaxed social distancing requirements. In states where these mandates and requirements are still in place, we continue to require our team members and customers to follow the applicable guidance while entering, exiting, and shopping at our locations.

As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact on the Company, including our financial position, liquidity, results of operations and cash flows, while managing our response to the crisis through collaboration with employees, customers, suppliers, government authorities, health officials and other business partners. Please see Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for further information regarding the risks associated with the impact of the COVID-19 pandemic on our business.

Total Comparable Sales

Total comparable sales are an important measure throughout the retail industry. This measure allows us to evaluate how our location base and e-commerce business are performing by measuring the change in period-over-period net sales in locations that have been open for the applicable period. We define total comparable sales as net sales for locations that have been open for at least 13 months and have not been relocated, expanded or downsized in the last 13 months. In addition, total comparable sales include our e-commerce sales generated via joann.com (online sales for all products) and creativebug.com (online sales of digital videos for crafting projects). There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report on Form 10-Q regarding our total comparable sales may not be comparable to similar data made available by other retailers.

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies; to make budgeting decisions; to compare our performance against that of other peer companies using similar measures; and because our credit facilities use measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net, debt related (gain) loss and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including costs related to strategic initiatives, COVID-19 costs, technology development expense, stock-based compensation expense, loss on disposal and impairment of fixed and operating lease assets, sponsor management fees and other one-time costs. The further adjustments are itemized in the table below.

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
(In millions)	May 1, 2021	May 2, 2020
Net income (loss)	$15.1	$(23.6)
Income tax provision (benefit)	4.2	(12.1)
Interest expense, net	13.2	22.7
Debt related gain (1)	(0.1)	(3.1)
Depreciation and amortization (2)	20.6	19.9
Strategic initiatives (3)	0.3	1.1
COVID-19 costs (4)	1.3	10.7
Technology development expense (5)	1.8	1.1
Stock-based compensation expense	0.6	0.4
Loss on disposal and impairment of fixed and operating lease assets	—	3.4
Sponsor management fee (6)	0.4	0.8
Other (7)	0.1	0.4
Adjusted EBITDA	$57.5	$21.7

(1)	“Debt related gain” represents gains associated with debt repurchases below par and write off of unamortized fees and original issue discount associated with debt refinancings.
(2)	“Depreciation and amortization” represents depreciation, amortization of intangible assets and amortization of content costs.
(3)

“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives, including costs (i) to design a new prototype and assortment optimization process for locations, (ii) related to our efforts to initially evaluate and implement opportunities to offset the significant costs incurred due to the new U.S. tariffs on merchandise produced in China, (iii) to start up a new technology product that would traditionally be incurred by our vendors, (iv) to evaluate our opportunity in new potential lines of business and (v) to analyze improved supply chain capabilities.

(4)

“COVID-19 costs” represents premium pay for location team members, cleaning and location capacity management labor, incremental seasonal clearance associated with location closures, donations for our mask making initiative and additional location cleaning supplies.

(5)

“Technology development expense” represents one-time IT project management and implementation expenses, such as temporary labor costs, third-party consulting fees and user fees incurred during the development period of a new software application, that are not part of our ongoing operations and are typically redundant during the initial implementation of software applications or other technology systems across different functional operations of our business before they are in productive use.

(6)

“Sponsor management fee” represents management fees paid to our sponsor, LGP (or advisory affiliates thereof), in accordance with our management services agreement. The management fee was discontinued upon the completion of our initial public offering in March 2021 as LGP no longer provides managerial services to us in any form.

(7)	“Other” represents one-time severance, certain legal, executive leadership transition and business transition expenses.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our consolidated financial statements and related notes.

Statement of Consolidated Income Data:

	Thirteen Weeks Ended
(In millions)	May 1, 2021	May 2, 2020
Net sales	$574.4	$499.4
Gross margin	302.7	245.8
SG&A expenses	249.9	242.1
Depreciation and amortization	20.4	19.8
Operating profit (loss)	32.4	(16.1)
Net income (loss)	15.1	(23.6)

Other Operational Data:

	Thirteen Weeks Ended
(Dollars in millions)	May 1, 2021	May 2, 2020
Total increase (decrease) in comparable sales vs. prior year	15.0%	(2.0)%
Gross margin rate	52.7%	49.2%
SG&A expenses as a % of net sales	43.5%	48.5%
Operating profit (loss) as a % of net sales	5.6%	(3.2)%
Adjusted EBITDA (1)	$57.5	$21.7
Pre-opening and closing costs excluding loss on disposal of fixed assets	1.8	1.8
Adjusted EBITDA as a % of net sales	10.0%	4.3%
Total retail location count at end of period	855	863

(1)	See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the thirteen weeks ended May 1, 2021 and May 2, 2020

Net Sales

Net sales were $574.4 million for the thirteen weeks ended May 1, 2021, an increase of $75.0 million or 15.0% compared to the same period in fiscal 2021. Total comparable sales for the thirteen weeks ended May 1, 2021 increased 15.0% compared with a total comparable sales decrease of 2.0% in the same period in fiscal 2021. The total comparable sales increase resulted primarily from an increase in transaction volume. We saw significant positive results in our arts and crafts and home décor categories partially offset by a modest decline in our Sewing category due to the reduction in demand for personal protective equipment.

Gross Margin

Gross margin was $302.7 million for the thirteen weeks ended May 1, 2021, an increase of $56.9 million or 23.1% compared to the same period in fiscal 2021. That increase was driven by an increase in net sales and further supported by an increase in our gross margin rate. Gross margin rate was 52.7% for the thirteen weeks ended May 1, 2021, an increase of 350 basis points compared to the thirteen weeks ended May 2, 2020. Improvement in our gross margin rate was driven by reduced product costs due to our strategic sourcing efforts along with optimization of our promotional discounts. In addition, we experienced favorable shrink results driven by various initiatives implemented last year to better control external inventory theft, along with reduced freight costs associated with a lower penetration to total sales of ship-from-store online orders compared to the first quarter of fiscal 2021, which were in part pandemic driven. These savings were offset in part by additional inbound freight costs, both domestic and import, due to increasing freight rates across the industry.

Selling, General and Administrative Expenses

SG&A expenses were $249.9 million for the thirteen weeks ended May 1, 2021, an increase of $7.8 million or 3.2% compared to the same period in fiscal 2021. This increase was primarily driven by several hundred stores closed for at least a portion of the first quarter of fiscal 2021 due to the COVID-19 pandemic, which caused a significant decrease in operating expenses, such as utilities, housekeeping and repairs and maintenance. In addition, we incurred variable cost increases associated with our 15.0% growth in net sales. Finally, we accrued for increases in projected payments under our incentive compensation plans due to our favorable financial performance year to date compared to our operating plan. These increases were slightly offset by savings in supplies due to the reduction in ship-from-store online orders compared to the first quarter of fiscal 2021 as well as a reduction of costs incurred during the first quarter of fiscal 2021 relating to our response to the COVID-19 pandemic that did not fully recur in the first quarter of fiscal 2022.

As a percentage of net sales, SG&A expenses for the thirteen weeks ended May 1, 2021 were 43.5%, a decrease of 500 basis points compared to the same period in fiscal 2021. This improvement was driven by our ability to leverage our net sales increase against expenses that have grown more slowly, including many of our fixed costs such as store occupancy expenses.

Depreciation and Amortization

Depreciation and amortization expense was $20.4 million in the thirteen weeks ended May 1, 2021, an increase of $0.6 million compared to the same period in fiscal 2021. This increase was driven primarily by investments in location refresh and technology projects in fiscal 2021.

Interest Expense

Interest expense for the thirteen weeks ended May 1, 2021 was $13.2 million, a decrease of $9.5 million compared to the same period in fiscal 2021. This decrease in interest expense was primarily due to lower average borrowings. The decrease was also partially due to lower interest rates as a result of decreases in LIBOR rates and the repayment of the Term Loan due 2024 during the first quarter of fiscal 2022. The average debt level in the thirteen weeks ended May 1, 2021 was $820.6 million compared to $1,314.1 million in the thirteen weeks ended May 2, 2020.

We had $766.3 million of debt outstanding (face value) as of May 1, 2021 versus $1,354.1 million as of May 2, 2020.

Debt Related Gain

During the first quarter of fiscal 2022, we repurchased $1.9 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $1.0 million gain, which is included in debt related gain within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to debt related gain. Also offsetting the gain was a $0.9 million write-off of the original issue discount and deferred issuance costs related to the paydown of the Term Loan due 2024. The Term Loan due 2024 was retired at face value.

During the first quarter of fiscal 2021, we repurchased $5.6 million in face value of the Term Loan due 2024 at an average of 43 percent of par, resulting in a $3.1 million gain, which is included in debt related gain within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to debt related gain.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2022 was 21.8 percent, a provision applied to pre-tax income, compared to 33.9 percent, a benefit applied to a pre-tax loss, for the first quarter of fiscal 2021. The change in the effective tax rate primarily relates to the fiscal 2021 first quarter recording of the favorable impact of the enactment of the CARES Act, partially offset by the recording of a valuation allowance for the interest deduction limitation.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. We evaluate our effective rate on a quarterly basis and update our estimate of the full-year effective rate as necessary.

Net Income (Loss)

Net income was $15.1 million for the thirteen weeks ended May 1, 2021, an increase of $38.7 million compared to the same period in fiscal 2021. The increase was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA increased 165.0% to $57.5 million or 10.0% of net sales for the thirteen weeks ended May 1, 2021 compared to $21.7 million or 4.3% of sales for the same period in fiscal 2021. Our growth in Adjusted EBITDA of $35.8 million and expansion of Adjusted EBITDA as a percentage of net sales of 570 basis points was driven primarily by growth in total comparable sales that exceeded our rate of growth in SG&A expenses, as well as improvements in our gross margin rate.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Revolving Credit Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. As of May 1, 2021, we were in compliance with all covenants under our debt facilities and notes. For the four quarters ended May 1, 2021, our net cash provided by operating activities was $270.3 million and our Credit Facility Adjusted EBITDA was $363.6 million.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus pre-opening and closing costs excluding loss on disposal and impairment of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Revolving Credit Facility and Term Loan due 2023 (collectively “Credit Facilities”). We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our First Lien Facility if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. As of May 1, 2021, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 2.1 to 1.0, and of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 2.1 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our First Lien Facility) we are required to apply for the repayment of principal on our First Lien Facility, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. For fiscal 2021, no excess cash flow payment was required. Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(in millions)	Four Quarters Ended May 1, 2021
Net cash provided by operating activities	$270.3
Non-cash operating lease expense	(154.3)
Depreciation and amortization excluding content cost amortization	(80.7)
Deferred income taxes	5.3
Stock-based compensation expense	(1.7)
Amortization of deferred financing costs and original issue discount	(3.4)
Debt related gain	152.1
Loss on disposal and impairment of fixed assets	(1.5)
Change in operating assets and liabilities	64.9
Net income	$251.0
Income tax provision	44.3
Interest expense, net	59.5
Debt related gain	(152.1)
Depreciation and amortization	81.3
Strategic initiatives	5.4
COVID-19 costs	55.6
Technology development expense	6.5
Stock-based compensation expense	1.7
Loss on disposal and impairment of fixed and operating lease assets	2.2
Sponsor management fee	0.9
Other	2.8
Adjusted EBITDA	$359.1
Pre-opening and closing costs excluding loss on disposal of fixed assets	4.5
Credit Facility Adjusted EBITDA	$363.6

Our capital requirements are primarily for capital expenditures in connection with new location openings, location remodels, investments in information technology, investments in distribution centers and working capital requirements for seasonal inventory build. These requirements fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the months of September through December and complete most of our capital spending projects.

The following table provides a summary of our cash provided by operating, investing and financing activities for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
(In millions)	May 1, 2021	May 2, 2020
Net cash (used for) provided by operating activities	$(43.5)	$13.3
Net cash used for investing activities	(10.7)	(12.3)
Net cash provided by financing activities	49.5	121.6
Net (decrease) increase in cash and cash equivalents	$(4.7)	$122.6

Comparison of the thirteen weeks ended May 1, 2021 and May 2, 2020

Net Cash (Used for) Provided by Operating Activities

Net cash used for operating activities was $43.5 million in the thirteen weeks ended May 1, 2021, compared with $13.3 million of net cash provided by operating activities in the thirteen weeks ended May 2, 2020. The decrease in net cash provided by operating activities was primarily due to repayment of deferred cash payments negotiated with our landlords as a result of the COVID-19 pandemic and payment of fiscal 2021 incentive compensation to all salaried store support center and distribution center team members as well as all store and district managers, partially offset by our positive total comparable sales results.

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

Specifically, investment for each refresh project is tailored to each location’s needs and unit economics. We have four general levels of investment and project scope tailored to what would benefit each location, with future investment expected to range from $150,000 for the lightest-touch refreshes to $3 million for the relatively few but most-extensive refreshes. Over 80% of our existing locations are refresh project targets over the next seven to ten years and we expect investments in relation to these future refresh projects to remain consistent with our capital expenditures in connection with completed refresh projects.

Historical capital expenditures for the thirteen weeks ended May 1, 2021 and May 2, 2020 are summarized as follows:

	Thirteen Weeks Ended
(In millions)	May 1, 2021	May 2, 2020
Retail locations	$5.4	$7.9
Information technology	1.6	3.3
Other	3.5	1.1
Total capital expenditures	10.5	12.3
Landlord contributions	(0.3)	(1.9)
Total capital expenditures, net of landlord contributions	$10.2	$10.4

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $49.5 million during the thirteen weeks ended May 1, 2021 compared with $121.6 million of net cash provided by financing activities during the thirteen weeks ended May 2, 2020. Net cash provided by financing activities for the first quarter of fiscal 2022 was the result of net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Net cash provided by financing activities in the first quarter of fiscal 2021 was due to a reduction in repayments on our Revolving Credit Facility to enhance liquidity during the COVID-19 pandemic. As of May 1, 2021, we had the ability to borrow an additional $215.5 million under our Revolving Credit Facility subject to the facility’s borrowing base calculation.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment.

Seasonality

Our business exhibits seasonality, which is typical for most retail companies. Our net sales are stronger in the second half of the year than the first half of the year. Net income is highest during the months of September through December when sales volumes provide significant operating leverage. Working capital needed to finance our operations fluctuates during the year and reach its highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season. However, the COVID-19 pandemic may have an impact to consumer behaviors and customer traffic that result in changes in the seasonal fluctuations of our business.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. During the fiscal quarter ended May 1, 2021, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 1, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2021, our registration statement on Form S-1 (File No. 333-253121), as amended, was declared effective by the SEC for our initial public offering of our common stock, pursuant to which we sold a total of 5,468,750 shares of our common stock, par value $0.01 per share, at a public offering price of $12.00 per share. Existing stockholders sold an additional 5,468,750 shares of common stock at the same public offering price. BofA Securities, Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the several underwriters for our offering. As part of our initial public offering, the underwriters were provided with an option to acquire from us up to 1,640,625 additional shares of common stock at $12.00 per share. This option was exercised on April 13, 2021. In aggregate, the shares issued in the offering, including the exercise of the underwriters option, generated approximately $77.0 million in net proceeds, which amount is net of $5.7 million in underwriters’ discount and commissions and $2.6 million in offering costs incurred. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on March 15, 2021 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40204	3.1	03/19/21

3.2	Amended and Restated Bylaws of the Company	8-K	001-40204	3.2	03/19/21

4.1	Amended and Restated Shareholders Agreement, dated March 16, 2021, among the Company and certain of its shareholders	8-K	001-40204	10.1	03/19/21

10.1#	2021 Equity Incentive Plan of the Company	10-K	001-40204	10.14	04/01/21

10.2#	Form of Option Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.13	03/04/21

10.3#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.14	03/04/21

10.4#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.15	03/04/21

10.5#	2021 Employee Stock Purchase Plan	10-K	001-40204	10.18	04/01/21

10.6#	Non-Employee Director Compensation Policy of the Company	S-1/A	333-253121	10.17	03/04/21

10.7#	Form of Indemnification Agreement	S-1/A	333-253121	10.18	03/04/21

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOANN Inc.
Registrant

Date: June 4, 2021	By:	/s/ Matt Susz
Matt Susz
Senior Vice President, Chief Financial Officer
(principal financial officer)