Form 10-Q
period 2021-07-31
JOANN Inc.
filed 2021-09-03
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40204

JOANN Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1095540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Darrow Road, Hudson, Ohio	44236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 656-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	JOAN	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 27, 2021, the registrant had 42,159,899 shares of common stock, par value $0.01 per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•	the effects of potential changes to U.S. trade regulations and policies, including tariffs, on our business;
•	developments involving our competitors and our industry;
•	potential future impacts of the COVID-19 pandemic, including effects on supply chain costs and capacity;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 31, 2021	August 1, 2020	January 30, 2021
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$22.1	$41.1	$27.4
Inventories	632.0	601.1	555.9
Prepaid expenses and other current assets	78.2	39.4	71.5
Total current assets	732.3	681.6	654.8

Property, equipment and leasehold improvements, net	263.4	305.7	280.5
Operating lease assets	847.8	893.0	837.0
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	373.8	380.7	377.2
Other assets	25.5	18.7	25.8
Total assets	$2,404.8	$2,441.7	$2,337.3

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$266.2	$284.8	$250.1
Accrued expenses	136.6	145.0	171.3
Current portion of operating lease liabilities	175.0	176.0	187.2
Current portion of long-term debt	6.8	—	—
Total current liabilities	584.6	605.8	608.6

Long-term debt, net	771.2	905.0	786.3
Long-term operating lease liabilities	771.8	838.4	766.4
Long-term deferred income taxes	87.5	92.2	87.3
Other long-term liabilities	52.7	44.9	46.3

Shareholders’ equity (deficit):
Common stock, stated value $0.01 per share; 200,000,000 authorized; issued 44,080,177 shares at July 31, 2021 and 36,822,658 shares at August 1, 2020 and January 30, 2021	0.4	0.3	0.3
Additional paid-in capital	202.8	124.0	124.7
Retained deficit	(52.9)	(155.0)	(69.0)
Accumulated other comprehensive loss	—	(0.6)	(0.3)
Treasury stock at cost; 1,920,278 shares at July 31, 2021, August 1, 2020 and January 30, 2021	(13.3)	(13.3)	(13.3)
Total shareholders’ equity (deficit)	137.0	(44.6)	42.4
Total liabilities and shareholders’ equity (deficit)	$2,404.8	$2,441.7	$2,337.3

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Dollars in millions except per share data)
Net sales	$496.9	$708.0	$1,071.3	$1,207.4
Cost of sales	230.1	356.6	501.8	610.2
Selling, general and administrative expenses	247.0	283.6	496.9	525.7
Depreciation and amortization	20.1	19.7	40.5	39.5
Operating (loss) profit	(0.3)	48.1	32.1	32.0
Interest expense, net	14.8	18.3	28.0	41.0
Debt related loss (gain)	3.1	(146.8)	3.0	(149.9)
Gain on sale leaseback	(24.5)	—	(24.5)	—
Income before income taxes	6.3	176.6	25.6	140.9
Income tax provision	1.1	26.7	5.3	14.6
Net income	$5.2	$149.9	$20.3	$126.3

Other comprehensive income:
Cash flow hedges	0.2	0.2	0.4	0.4
Income tax provision on cash flow hedges	—	—	(0.1)	(0.1)
Other comprehensive income	0.2	0.2	0.3	0.3
Comprehensive income	$5.4	$150.1	$20.6	$126.6

Earnings per common share:
Basic	$0.12	$4.29	$0.50	$3.62
Diluted	$0.12	$4.17	$0.49	$3.56
Weighted-average common shares outstanding:
Basic	42,159,899	34,902,380	40,272,308	34,902,380
Diluted	43,661,417	35,908,553	41,685,944	35,496,262

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(Dollars in millions)
Net cash (used for) provided by operating activities:
Net income	$20.3	$126.3
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Non-cash operating lease expense	79.7	75.0
Depreciation and amortization	40.5	39.5
Deferred income taxes	—	1.1
Stock-based compensation expense	1.3	0.8
Amortization of deferred financing costs and original issue discount	1.5	2.0
Debt related loss (gain)	3.0	(149.9)
Gain on sale leaseback	(24.5)	—
Loss on disposal and impairment of fixed and operating lease assets	—	2.2
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(76.1)	48.6
(Increase) decrease in prepaid expenses and other current assets	(3.8)	6.6
Increase in accounts payable	16.1	57.7
(Decrease) increase in accrued expenses	(41.1)	33.8
Decrease in operating lease liabilities	(97.4)	(48.8)
(Decrease) increase in other long-term liabilities	(0.9)	7.5
Other, net	(0.7)	0.8
Net cash (used for) provided by operating activities	(82.1)	203.2
Net cash provided by (used for) investing activities:
Capital expenditures	(28.6)	(20.1)
Proceeds from sale leaseback	48.1	—
Other investing activities	(0.2)	0.1
Net cash provided by (used for) investing activities	19.3	(20.0)
Net cash provided by (used for) financing activities:
Term loan proceeds, net of original issue discount	671.6	—
Term loan payments	(706.3)	(2.3)
Borrowings on revolving credit facility	282.1	331.5
Payments on revolving credit facility	(255.1)	(312.0)
Purchase and retirement of debt	(0.9)	(183.2)
Principal payments on finance lease obligations	(2.9)	(0.5)
Issuance of common stock, net of underwriting commissions and offering costs	76.9	—
Dividends paid	(4.2)	—
Financing fees paid	(3.8)	—
Other, net	0.1	—
Net cash provided by (used for) financing activities	57.5	(166.5)
Net (decrease) increase in cash and cash equivalents	(5.3)	16.7
Cash and cash equivalents at beginning of period	27.4	24.4
Cash and cash equivalents at end of period	$22.1	$41.1
Cash paid during the period for:
Interest	$27.3	$35.1
Income taxes, net of refunds	12.9	2.7

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Thirteen Weeks Ended
	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, May 2, 2020	34,902.4	1,920.3	$0.3	$123.6	$(13.3)	$(304.9)	$(0.8)	$(195.1)
Net income	—	—	—	—	—	149.9	—	149.9
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	—	0.4	—	—	—	0.4
Balance, August 1, 2020	34,902.4	1,920.3	$0.3	$124.0	$(13.3)	$(155.0)	$(0.6)	$(44.6)

Balance, May 1, 2021	42,159.9	1,920.3	$0.4	$202.2	$(13.3)	$(53.9)	$(0.2)	$135.2
Net income	—	—	—	—	—	5.2	—	5.2
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Issuance of common stock, net	—	—	—	(0.1)	—	—	—	(0.1)
Dividends – $0.10 per share	—	—	—	—	—	(4.2)	—	(4.2)
Stock-based compensation	—	—	—	0.7	—	—	—	0.7
Balance, July 31, 2021	42,159.9	1,920.3	$0.4	$202.8	$(13.3)	$(52.9)	$—	$137.0

	Twenty-Six Weeks Ended
	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, February 1, 2020	34,902.4	1,920.3	$0.3	$123.2	$(13.3)	$(281.3)	$(0.9)	$(172.0)
Net income	—	—	—	—	—	126.3	—	126.3
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Stock-based compensation	—	—	—	0.8	—	—	—	0.8
Balance, August 1, 2020	34,902.4	1,920.3	$0.3	$124.0	$(13.3)	$(155.0)	$(0.6)	$(44.6)

Balance, January 30, 2021	34,902.4	1,920.3	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	20.3	—	20.3
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of common stock, net	7,109.4	—	0.1	76.8	—	—	—	76.9
Dividends – $0.10 per share	—	—	—	—	—	(4.2)	—	(4.2)
Stock-based compensation	—	—	—	1.3	—	—	—	1.3
Exercise of stock options	148.1	—	—	—	—	—	—	—
Balance, July 31, 2021	42,159.9	1,920.3	$0.4	$202.8	$(13.3)	$(52.9)	$—	$137.0

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Company is well-positioned in the marketplace and has multiple competitive advantages, including a broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of July 31, 2021, the Company operated 853 retail stores in 49 states.

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

Consolidation

The Consolidated Financial Statements include the accounts of JOANN Inc. (formerly known as Jo-Ann Stores Holdings Inc.) (the “Holding Company”), Needle Holdings LLC (“Needle Holdings”) and Jo-Ann Stores, LLC and its wholly-owned subsidiaries (collectively, “JOANN”). Effective February 9, 2021, Jo-Ann Stores Holdings Inc. amended its certificate of incorporation to change its corporate name to “JOANN Inc.” All of the entities referenced in the prior sentence hereinafter will be referred to collectively as the “Company” and are all controlled by affiliates of Leonard Green & Partners, L.P. (“LGP”). All intercompany accounts and transactions have been eliminated upon consolidation.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the fiscal year ending January 29, 2022). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended July 31, 2021 and August 1, 2020 were both comprised of 13 weeks. The year-to-date periods ended July 31, 2021 and August 1, 2020 were both comprised of 26 weeks.

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

Initial Public Offering

On March 11, 2021, the Company’s registration statement on Form S-1 (File No. 333-253121) relating to its initial public offering was declared effective by the SEC. The Company’s shares of common stock began trading on the Nasdaq Global Market on March 12, 2021. The public offering price of the shares sold in the initial public offering was $12.00 per share. The initial public offering closed on March 11, 2021 and included 5,468,750 shares of common stock. As part of the Company’s initial public offering, the underwriters were provided with an option to purchase 1,640,625 additional shares at the initial public offering price. This option was exercised on April 13, 2021. In aggregate, the shares issued in the offering, including the exercise of the underwriters’ option, generated $76.9 million in net proceeds, which amount is net of $5.7 million in underwriters’ discount and commissions and $2.7 million in offering costs incurred.

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

Use of Estimates

In the opinion of management, the accompanying interim Consolidated Balance Sheets and related interim Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments became effective for the Company’s interim and annual reporting periods beginning after December 15, 2020. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Company adopted ASU 2019-12 on January 31, 2021, and the adoption did not have a material impact on its Consolidated Financial Statements.

Future Adoption of Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on its Consolidated Financial Statements.

Related Party Transactions

Prior to the completion of the Company’s initial public offering, the Company paid a monthly management fee to LGP, which is included in selling, general and administrative (“SG&A”) expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). Starting in April 2020, the management fee payable to LGP was forgiven until the end of calendar year 2020 due to the impact of the COVID-19 pandemic. Payment of the monthly management fee was discontinued upon the completion of the Company’s initial public offering in March 2021, as LGP no longer provides managerial services to the Company in any form.

The Company paid no management fee for the thirteen weeks ended July 31, 2021 and August 1, 2020. The Company paid a management fee to LGP of $0.4 million and $0.8 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

Note 2—Financing

Long-term debt consisted of the following:

	July 31, 2021	August 1, 2020	January 30, 2021
	(Dollars in millions)
Revolving Credit Facility	$112.5	$193.0	$85.5
Term Loan due 2023	—	639.4	635.4
Term Loan due 2024	—	81.5	72.8
Term Loan due 2028	675.0	—	—
Total debt	787.5	913.9	793.7
Less unamortized discount and debt costs	(9.5)	(8.9)	(7.4)
Total debt, net	778.0	905.0	786.3
Less current portion of debt	(6.8)	—	—
Long-term debt, net	$771.2	$905.0	$786.3

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

As of July 31, 2021, there were $112.5 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $22.0 million. As of July 31, 2021, the Company’s excess availability on the Revolving Credit Facility was $241.1 million. During the second quarter of fiscal 2022, the weighted average interest rate for borrowings under the Revolving Credit Facility was 2.85 percent, compared to 1.86 percent for the second quarter of fiscal 2021. As of August 1, 2020, the Company had $193.0 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $23.0 million. As of August 1, 2020, the Company’s excess availability on the Revolving Credit Facility was $162.9 million.

Term Loan Due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0 percent of face value. The Term Loan due 2023 facility was with a syndicate of lenders and was secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a second priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. The Term Loan due 2023 was refinanced on July 7, 2021 with the Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). The weighted average interest rate for borrowings under the Term Loan due 2023 was 6.08 percent for both the second quarter of fiscal 2022 and fiscal 2021.

Term Loan Due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024”), which was issued at 98.5 percent of face value. The Term Loan due 2024 was with a syndicate of lenders. The Term Loan due 2024 was secured by a second priority security interest in all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a third priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. During the second quarter of fiscal 2021, the weighted average interest rate for borrowings under the Term Loan due 2024 was 10.39 percent.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated in the first quarter of fiscal 2022. A write-off of the deferred charges and original issue discount, totaling $0.9 million, associated with the original debt issuance was recognized in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows as a result of the repayment.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Second Amendment”) to the Credit Agreement, dated as of October 21, 2016. The Second Amendment, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5 percent of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as to reduce amounts borrowed under the Revolving Credit Facility, and pay related fees and expenses. The Second Amendment reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During the second quarter of fiscal 2022, the weighted average interest rate for borrowings under the Term Loan due 2028 was 5.58 percent.

The Term Loan due 2028 was issued at a $3.4 million discount. A portion of the discount in the amount of $3.1 million was recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2028 and $0.3 million of the discount was charged to earnings. The total fees and expenses associated with the Term Loan due 2028 were $6.8 million, which fees represent banking, legal and other professional services. The Company capitalized $3.8 million of these fees as a reduction of debt and the remaining fees were charged to earnings.

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts not less than $35 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability is greater than 20% of the maximum credit, calculated on a pro forma basis for 60 days. At July 31, 2021, the Company was in compliance with all covenants under its credit agreements.

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

The interest rate cap had an amortized notional amount of $662.2 million and $684.4 million as of July 31, 2021 and August 1, 2020, respectively. The fair value of the Company’s outstanding derivative was zero as of each of July 31, 2021 and August 1, 2020.

As a result of the refinance of the Term Loan due 2023, the Company’s interest rate cap was no longer highly effective beginning on July 7, 2021. Accordingly, the Company de-designated the cash flow hedge. There were no net unrealized gains and losses for the period in which this cash flow hedge was no longer highly effective. Additionally, there were no net unrealized gains or losses previously recognized as a component of Accumulated Other Comprehensive Loss prior to de-designation. The time value of the interest rate cap is excluded from the assessment of effectiveness and is being amortized to interest expense over the life of the hedge. The impacts of the Company’s derivative instrument on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 are presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Dollars in millions)
Gain recognized in Other Comprehensive Income on derivatives, gross of income taxes	$—	$0.2	$—	$0.4
Amount reclassified from Accumulated Other Comprehensive Loss into earnings	—	—	—	—
Amortization of excluded component to interest expense	0.2	0.2	0.4	0.4

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

The valuation of the interest rate cap is measured as the present value of all expected future cash flows based on the LIBOR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. Both the carrying and fair value of the Company’s interest rate cap was zero as of July 31, 2021 and August 1, 2020.

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the

Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s Term Loans as of July 31, 2021 and August 1, 2020:

	July 31, 2021		August 1, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan due 2023 (a)	$—	$—	$631.8	$461.2
Term Loan due 2024 (a)	—	—	80.2	36.1
Term Loan due 2028 (a)	665.5	662.2	—	—

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

Note 5—Accrued Expenses and Other Long-Term Liabilities

In the first quarter of fiscal 2022, the Company paid $35.0 million for incentive compensation to salaried store support center and distribution center team members as well as store and district managers based on favorable financial performance during fiscal 2021. As of January 30, 2021, the Company had fully accrued for the incentive compensation payment in accrued expenses on the accompanying Consolidated Balance Sheet.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law by the President on March 27, 2020, allows companies to defer the payment of the employer portion of the Social Security Tax. The deferral period lasted until December 31, 2020 with half of the deferred amount due at December 31, 2021 and the other half due at December 31, 2022. The Company elected to defer payment of its portion of the Social Security Tax as permitted by the CARES Act, and as a result, has accrued for the full amount of these deferred payments in the amount of $10.7 million within accrued expenses and $10.7 million within other long-term liabilities on the accompanying Consolidated Balance Sheets as of July 31, 2021. As of August 1, 2020, the Company had accrued $8.8 million within other long-term liabilities for deferred Social Security Tax payments.

Note 6—Goodwill and Other Intangible Assets

The carrying amount of goodwill at July 31, 2021 and August 1, 2020, was as follows:

	July 31, 2021	August 1, 2020
	(Dollars in millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at July 31, 2021 and August 1, 2020 was as follows:

		July 31, 2021		August 1, 2020
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$325.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	—	0.1	—
Customer relationships	16	110.0	(71.3)	110.0	(64.4)
Total intangible assets		$445.1	$(71.3)	$445.1	$(64.4)

The Company recognized intangible asset amortization of $1.7 million and $3.4 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively. The Company recognized intangible asset amortization of $1.7 million and $3.5 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. The weighted average amortization period of amortizable intangible assets as of July 31, 2021 approximated 5.6 years.

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

Effective Tax Rate

The effective income tax rate for the second quarter of fiscal 2022 was 17.5 percent, compared to 15.1 percent for the second quarter of fiscal 2021. The effective income tax rate for the first half of fiscal 2022 was 20.7 percent, compared to 10.4 percent for the first half of fiscal 2021. The change in the effective tax rate primarily relates to the recording of the favorable impact of the enactment of the CARES Act, including the release of a valuation allowance for the interest deduction limitation, during the first half of fiscal 2021.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the second quarter of fiscal 2022, unrecognized tax benefits were $1.0 million, of which $0.8 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the second quarter of fiscal 2022 was $0.1 million compared to $0.3 million of interest and penalties accrued as of the end of the first quarter of fiscal 2021. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.3 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

Note 8—Earnings Per Share

Basic earnings per share is computed based upon the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings per share.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share and the stock-based awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Dollars in millions except per share data)
Net income	$5.2	$149.9	$20.3	$126.3

Weighted-average common shares outstanding – Basic	42,159,899	34,902,380	40,272,308	34,902,380
Effect of dilutive stock-based awards	1,501,518	1,006,173	1,413,636	593,882
Weighted-average common shares outstanding – Diluted	43,661,417	35,908,553	41,685,944	35,496,262

Basic earnings per common share	$0.12	$4.29	$0.50	$3.62
Diluted earnings per common share	$0.12	$4.17	$0.49	$3.56

Antidilutive stock-based awards excluded from diluted calculation	667,967	1,179,568	1,368,431	1,800,485

Note 9—Segments and Disaggregated Revenue

The Company conducts its business activities and reports financial results as one operating segment and one reportable segment, which includes the Company’s retail locations and integrated omni-channel operations. Due to its integrated omni-channel strategy, the Company views omni-channel sales as an extension of its physical locations. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of its operations.

The following table shows revenue by product category:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(Dollars in millions)
Sewing	$226.7	$372.2	$485.0	$646.6
Arts and Crafts and Home Décor	262.8	319.0	567.6	535.6
Other	7.4	16.8	18.7	25.2
Total	$496.9	$708.0	$1,071.3	$1,207.4

Note 10—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 11—Gain on Sale Leaseback of Distribution Center

During the second quarter of fiscal 2022, the Company completed a sale and leaseback transaction for its distribution center located in Opelika, Alabama for a sale price of $48.1 million. The transaction qualifies for sales recognition under the sale leaseback accounting requirements and the Company recorded a gain of $24.5 million. Proceeds from the sale were primarily used to repay borrowings under the Term Loan due 2023 and Revolving Credit Facility.

The lease related to this transaction has an initial term of 20 years and two 10-year extension options. At commencement of the lease, the Company recorded operating lease liabilities of $37.5 million and operating lease assets of $37.5 million. The discount rate for the lease was 6.28%.

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

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the year ending January 29, 2022). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended July 31, 2021 and August 1, 2020 were both comprised of 13 weeks. The year-to-date periods ended July 31, 2021 and August 1, 2020 were both comprised of 26 weeks.

JOANN Overview

JOANN is the nation’s category leader in Sewing and one of the fastest growing competitors in the arts and crafts category. We are well-positioned in the marketplace and have multiple competitive advantages, including a broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. As a well-established and trusted brand for over 75 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, we have embarked on a strategy to transform JOANN, which has helped us pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products.

Highlights for the Thirteen Weeks Ended July 31, 2021

•

Net sales decreased 29.8% compared to the second quarter of fiscal 2021, to $496.9 million with total comparable sales decreasing 29.9% compared with a total comparable sales increase of 53.7% in the same period in fiscal 2021.

•

Gross profit decreased 24.1% compared to the same period in the prior fiscal year, to $266.8 million, at a rate to net sales of 53.7% which was a 410 basis point improvement over the prior fiscal year.

•	Net income was $5.2 million in the second quarter of fiscal 2022, compared to $149.9 million in the same period in the prior fiscal year.
•	We refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028 and used excess funds to reduce amounts borrowed under our Revolving Credit Facility.
•	We completed a sale and leaseback transaction for our distribution center located in Opelika, Alabama generating proceeds of $48.1 million, which was used to pay down debt.
•	We paid our first quarterly cash dividend of $4.2 million.

Effects of COVID-19 on Our Business

We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business. We have taken actions to protect the safety of our team members and customers and to manage the business through the resulting fluid and challenging environment. Our steps to manage operation of our supply chain and locations during the pandemic have added costs to our business, some of which are non-recurring in nature, including incremental labor hours and supplies to maintain sanitation and social distancing protocols. These precautions may change from time to time as local conditions and applicable health mandates change, and therefore, it is possible we may be required to temporarily close locations or limit our operations. As of July 31, 2021, we operated 853 locations in 49 states and all locations were open and fully operational.

As the circumstances around the COVID-19 pandemic remain fluid, we continue to actively monitor the pandemic's impact on the Company, including our financial position, liquidity, results of operations and cash flows, while managing our response to the crisis through collaboration with team members, customers, suppliers, government authorities, health officials and other business partners. Please see Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for further information regarding the risks associated with the impact of the COVID-19 pandemic on our business.

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

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; supplementing GAAP measures of performance in the evaluation of the effectiveness of our business strategies; making budgeting decisions; comparing our performance against that of other peer companies using similar measures; and because our credit facilities use measures similar to Adjusted EBITDA measuring our compliance with certain covenants.

We define Adjusted EBITDA as net income plus income tax provision (benefit), interest expense, net, debt related (gain) loss, sale leaseback gains and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including costs related to strategic initiatives, COVID-19 costs, technology development expense, stock-based compensation expense, loss on disposal and impairment of fixed and operating lease assets, sponsor management fees and other one-time costs. The further adjustments are itemized in the table below.

Adjusted EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in our cash requirements for our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated and amortized;
•	Adjusted EBITDA does not reflect non-cash compensation, which is a key element of our overall long-term compensation;
•	Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$5.2	$149.9	$20.3	$126.3
Income tax provision	1.1	26.7	5.3	14.6
Interest expense, net	14.8	18.3	28.0	41.0
Debt related loss (gain) (1)	3.1	(146.8)	3.0	(149.9)
Gain on sale leaseback (2)	(24.5)	—	(24.5)	—
Depreciation and amortization (3)	20.2	19.7	40.8	39.6
Strategic initiatives (4)	0.5	1.3	0.8	2.4
COVID-19 costs (5)	—	21.1	1.3	31.8
Technology development expense (6)	1.8	1.3	3.6	2.4
Stock-based compensation expense	0.7	0.4	1.3	0.8
Loss on disposal and impairment of fixed and operating lease assets	—	0.4	—	3.8
Sponsor management fee (7)	—	—	0.4	0.8
Other (8)	0.6	0.8	0.7	1.2
Adjusted EBITDA	$23.5	$93.1	$81.0	$114.8

(1)	“Debt related loss (gain)” represents losses and gains associated with debt repurchases below par and the write off of unamortized fees and original issue discount associated with debt refinancings.
(2)	“Gain on sale leaseback” represents the gain attributable to the sale leaseback of our distribution center in Opelika, Alabama.
(3)	“Depreciation and amortization” represents depreciation, amortization of intangible assets and amortization of content costs.
(4)

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

(5)

“COVID-19 costs” represents premium pay for location team members, cleaning and location capacity management labor, one-time supply chain disruption costs, incremental seasonal clearance associated with location closures, donations for our mask making initiative and additional location cleaning supplies.

(6)

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

(7)

“Sponsor management fee” represents management fees paid to our sponsor, LGP (or advisory affiliates thereof), in accordance with our management services agreement. The management fee was discontinued upon the completion of our initial public offering in March 2021, as LGP no longer provides managerial services to us in any form.

(8)	“Other” represents one-time severance, certain legal, executive leadership transition and business transition expenses.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes.

Statement of Consolidated Income Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$496.9	$708.0	$1,071.3	$1,207.4
Gross profit	266.8	351.4	569.5	597.2
SG&A expenses	247.0	283.6	496.9	525.7
Depreciation and amortization	20.1	19.7	40.5	39.5
Operating (loss) profit	(0.3)	48.1	32.1	32.0
Net income	5.2	149.9	20.3	126.3

Other Operational Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollars in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Total (decrease) increase in comparable sales vs. prior year	(29.9)%	53.7%	(11.4)%	24.2%
Gross margin	53.7%	49.6%	53.2%	49.5%
SG&A expenses as a % of net sales	49.7%	40.1%	46.4%	43.5%
Operating (loss) profit as a % of net sales	(0.1)%	6.8%	3.0%	2.7%
Adjusted EBITDA (1)	$23.5	$93.1	$81.0	$114.8
Pre-opening and closing costs excluding loss on disposal of fixed assets	2.8	2.0	4.6	3.8
Adjusted EBITDA as a % of net sales	4.7%	13.1%	7.6%	9.5%
Total retail location count at end of period	853	858	853	858

(1)	See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Comparison of the thirteen weeks ended July 31, 2021 and August 1, 2020

Net Sales

Net sales were $496.9 million for the thirteen weeks ended July 31, 2021, a decrease of $211.1 million or 29.8% compared to the same period in fiscal 2021. Total comparable sales for the thirteen weeks ended July 31, 2021 decreased 29.9% compared with a total comparable sales increase of 53.7% in the same period in fiscal 2021. The total comparable sales decrease resulted primarily from a decrease in transaction volume. We saw declines in our Sewing category due to the reduction in demand for supplies to produce personal protective equipment compared to the prior year. Sales in our arts and crafts and home décor categories decreased by a lesser degree and reflected the fact that during the second quarter of fiscal 2021 we had additional incremental traffic from customers buying supplies to produce personal protective equipment as well as the benefit of competitor store closures.

Gross Profit

Gross profit was $266.8 million for the thirteen weeks ended July 31, 2021, a decrease of $84.6 million or 24.1% compared to the same period in fiscal 2021. The decrease was driven by a decrease in net sales partially offset by an increase in our gross margin. Gross margin was 53.7% for the thirteen weeks ended July 31, 2021, an increase of 410 basis points compared to the thirteen weeks ended August 1, 2020. Improvement in our gross margin was driven by reduced product costs due to our strategic sourcing efforts along with optimization of our promotional discounts. In addition, we experienced favorable shrink results driven by various initiatives implemented last year to better control external inventory theft, along with reduced outbound freight costs associated with a lower penetration to total sales of ship-from-store online orders compared to the second quarter of fiscal 2021, which were in part pandemic driven. These savings were offset in part by additional inbound freight costs, both domestic and import, due to increasing freight rates across the industry.

Selling, General and Administrative Expenses

SG&A expenses were $247.0 million for the thirteen weeks ended July 31, 2021, a decrease of $36.6 million or 12.9% compared to the same period in fiscal 2021. The decrease was primarily driven by lower store labor expenses as additional labor hours for intensified cleaning to ensure a safe environment for our customers and team members and additional labor costs associated with premium pay incurred in fiscal 2021 did not recur in fiscal 2022. As a percentage of net sales, SG&A expenses for the thirteen weeks ended July 31, 2021 were 49.7%, an increase of 960 basis points compared to the same period in fiscal 2021. The increase as a percentage of sales was primarily driven by the 29.8% decrease in net sales in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021.

Depreciation and Amortization

Depreciation and amortization expense was $20.1 million in the thirteen weeks ended July 31, 2021, an increase of $0.4 million compared to the same period in fiscal 2021. This increase was driven primarily by investments in location refresh and technology projects in fiscal 2021.

Interest Expense

Interest expense for the thirteen weeks ended July 31, 2021 was $14.8 million, a decrease of $3.5 million compared to the same period in fiscal 2021. This decrease in interest expense was primarily due to lower average borrowings. The decrease was also partially due to lower interest rates as a result of the repayment of the Term Loan due 2024 during the first quarter of fiscal 2022. Partially offsetting these decreases, we recorded $2.9 million of financing costs related to our term loan refinancing in the second quarter of fiscal 2022. The average debt level in the thirteen weeks ended July 31, 2021 was $762.2 million compared to $1,134.1 million in the thirteen weeks ended August 1, 2020.

We had $787.5 million of debt outstanding (face value) as of July 31, 2021 versus $913.9 million as of August 1, 2020.

Gain on Sale Leaseback

We recognized a gain on the sale of fixed assets of $24.5 million during the thirteen weeks ended July 31, 2021. The gain was attributable to the sale and leaseback of our distribution center in Opelika, Alabama.

Debt Related Loss (Gain)

During the second quarter of fiscal 2022, we refinanced our Term Loan due 2023 with a new $675 million term loan. A write-off of the deferred charges and original issue discount, totaling $3.1 million associated with the original debt issuance was recognized as a debt related loss.

During the second quarter of fiscal 2021, we repurchased $333.2 million in face value of the Term Loan due 2023 and the Term Loan due 2024 at an average of 54 percent of par, resulting in a $146.8 million gain, which is included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $5.6 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related loss (gain).

Income Taxes

The effective income tax rate for the second quarter of fiscal 2022 was 17.5 percent compared to 15.1 percent for the second quarter of fiscal 2021. The change in the effective tax rate primarily relates to the release of valuation allowances resulting from the enactment of the CARES Act during the second quarter of fiscal 2021.

Net Income

Net income was $5.2 million for the thirteen weeks ended July 31, 2021, a decrease of $144.7 million compared to the same period in fiscal 2021. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA decreased 74.8% to $23.5 million or 4.7% of net sales for the thirteen weeks ended July 31, 2021 compared to $93.1 million or 13.1% of net sales for the same period in fiscal 2021. Our decrease in Adjusted EBITDA of $69.6 million and lower Adjusted EBITDA as a percentage of net sales of 840 basis points was driven primarily by declines in total comparable sales partially offset by improvements in our gross margin.

Comparison of the Twenty-Six Weeks ended July 31, 2021 and August 1, 2020

Net Sales

Net sales were $1,071.3 million for the twenty-six weeks ended July 31, 2021, a decrease of $136.1 million or 11.3% compared to the same period in fiscal 2021. Total comparable sales for the twenty-six weeks ended July 31, 2021 decreased 11.4% compared with a total comparable sales increase of 24.2% in the same period in fiscal 2021. The total comparable sales decrease resulted primarily from a decrease in transaction volume. We saw a decline in our Sewing category due to the reduction in demand for supplies to produce personal protective equipment as well as the benefit of competitor store closures in the prior year, partially offset by positive results in our arts and crafts and home décor categories.

Gross Profit

Gross profit was $569.5 million for the twenty-six weeks ended July 31, 2021, a decrease of $27.7 million or 4.6% compared to the same period in fiscal 2021. That decrease was driven by lower net sales and partially offset by an increase in our gross margin. Gross margin was 53.2% for the twenty-six weeks ended July 31, 2021, an increase of 370 basis points compared to the twenty-six weeks ended August 1, 2020. Improvement in our gross margin was driven by reduced product costs due to our strategic sourcing efforts along with optimization of our promotional discounts. In addition, we experienced favorable shrink results driven by various initiatives implemented last year to better control external inventory theft, along with reduced outbound freight costs associated with a lower penetration to total sales of ship-from-store online orders compared to the first half of fiscal 2021, which were in part pandemic driven. These savings were offset in part by additional inbound freight costs, both domestic and import, due to increasing freight rates across the industry.

Selling, General and Administrative Expenses

SG&A expenses were $496.9 million for the twenty-six weeks ended July 31, 2021, a decrease of $28.8 million or 5.5% compared to the same period in fiscal 2021. This decrease was primarily driven by additional store labor expense in fiscal 2021 due to premium pay and additional labor needed to support the significant increase in ship-from-store orders along with support needed for the excess cleaning and facilities management in our stores that did not reoccur in fiscal 2022.

As a percentage of net sales, SG&A expenses for the twenty-six weeks ended July 31, 2021, were 46.4%, an increase of 290 basis points compared to the same period in fiscal 2021. This increase was primarily due to our 11.4% total comparable sales decline in the first twenty-six weeks of fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $40.5 million in the twenty-six weeks ended July 31, 2021, an increase of $1.0 million compared to the same period in fiscal 2021. This increase was driven primarily by investments in location refresh and technology projects in fiscal 2021.

Interest Expense

Interest expense for the twenty-six weeks ended July 31, 2021 was $28.0 million, a decrease of $13.0 million compared to the same period in fiscal 2021. This decrease in interest expense was primarily due to lower average borrowings. The decrease was also partially due to lower interest rates as a result of the repayment of the Term Loan due 2024 during the first half of fiscal 2022. Partially offsetting these decreases, we recorded $2.9 million of financing costs related to our term loan refinancing in the second quarter of fiscal 2022. The average debt level in the twenty-six weeks ended July 31, 2021 was $791.4 million compared to $1,224.1 million in the twenty-six weeks ended August 1, 2020.

We had $787.5 million of debt outstanding (face value) as of July 31, 2021 versus $913.9 million as of August 1, 2020.

Gain on Sale Leaseback

We recognized a gain on the sale of fixed assets of $24.5 million during the twenty-six weeks ended July 31, 2021. The gain was attributable to the sale and leaseback of our distribution center in Opelika, Alabama.

Debt Related Loss (Gain)

During the second quarter of fiscal 2022, we refinanced our Term Loan due 2023. A write-off of the deferred charges and original issue discount, totaling $3.1 million associated with the original debt issuance was recognized as a debt related loss. During the first quarter of fiscal 2022, we repurchased $1.9 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $1.0 million gain, which is included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to debt related gain. Also offsetting the gain was a $0.9 million write-off of the original issue discount and deferred issuance costs related to the paydown of the Term Loan due 2024. The Term Loan due 2024 was retired at face value.

During the first half of fiscal 2021, we repurchased $338.8 million in face value of our Term Loan due 2023 and our Term Loan due 2024 at an average of 54 percent of par, resulting in a $149.9 million gain, which is included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $5.7 million, associated with the original debt issuance was recognized as an offset to debt related gain.

Income Taxes

The effective income tax rate for the first half of fiscal 2022 was 20.7 percent compared to 10.4 percent for the first half of fiscal 2021. The change in the effective tax rate primarily relates to the recording of the favorable impact of the enactment of the CARES Act, including the release of a valuation allowance for the interest deduction limitation, during the first half of fiscal 2021.

Net Income

Net income was $20.3 million for the twenty-six weeks ended July 31, 2021, a decrease of $106.0 million compared to the same period in fiscal 2021. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA decreased 29.4% to $81.0 million or 7.6% of net sales for the twenty-six weeks ended July 31, 2021 compared to $114.8 million or 9.5% of net sales for the same period in fiscal 2021. Our decrease in Adjusted EBITDA of $33.8 million and decline of Adjusted EBITDA as a percentage of net sales of 190 basis points was driven primarily by lower total comparable sales partially offset by improvements in our gross margin.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Revolving Credit Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs for the foreseeable future. As of July 31, 2021, we were in compliance with all covenants under our debt facilities and notes. For the four quarters ended July 31, 2021, our net cash provided by operating activities was $41.8 million and our Credit Facility Adjusted EBITDA was $295.8 million.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus pre-opening and closing costs excluding loss on disposal of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Revolving Credit Facility and Term Loan due 2028 (collectively “Credit Facilities”). We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. As of July 31, 2021, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 2.7 to 1.0, and of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 2.7 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. For fiscal 2021, no excess cash flow payment was required. Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(In millions)	Four Quarters Ended July 31, 2021
Net cash provided by operating activities	$41.8
Non-cash operating lease expense	(157.1)
Depreciation and amortization excluding content cost amortization	(81.0)
Deferred income taxes	5.0
Stock-based compensation expense	(2.0)
Amortization of deferred financing costs and original issue discount	(3.2)
Debt related gain	2.2
Gain on sale leaseback	24.5
Loss on disposal and impairment of other fixed assets	(1.2)
Change in operating assets and liabilities	277.3
Net income	$106.3
Income tax provision	18.7
Interest expense, net	55.9
Debt related gain	(2.2)
Gain on sale leaseback	(24.5)
Depreciation and amortization	81.8
Strategic initiatives	4.6
COVID-19 costs	34.5
Technology development expense	7.0
Stock-based compensation expense	2.0
Loss on disposal and impairment of fixed and operating lease assets	1.8
Sponsor management fee	0.9
Other	2.7
Adjusted EBITDA	$289.5
Pre-opening and closing costs excluding loss on disposal of fixed assets	6.3
Credit Facility Adjusted EBITDA	$295.8

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

The following table provides a summary of our cash provided by operating, investing and financing activities for the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Twenty-Six Weeks Ended
(In millions)	July 31, 2021	August 1, 2020
Net cash (used for) provided by operating activities	$(82.1)	$203.2
Net cash provided by (used for) investing activities	19.3	(20.0)
Net cash provided by (used for) financing activities	57.5	(166.5)
Net (decrease) increase in cash and cash equivalents	$(5.3)	$16.7

Comparison of the Twenty-Six Weeks ended July 31, 2021 and August 1, 2020

Net Cash (Used for) Provided by Operating Activities

Net cash used for operating activities was $82.1 million in the twenty-six weeks ended July 31, 2021, compared with $203.2 million of net cash provided by operating activities in the twenty-six weeks ended August 1, 2020. The decrease in net cash provided by operating activities was primarily due to lower comparable sales results, changes in inventory due to lower balances in fiscal 2021, the repayment of deferred cash payments negotiated with our landlords as a result of the COVID-19 pandemic and payment of fiscal 2021 incentive compensation to salaried store support center and distribution center team members as well as store and district managers.

Net Cash Provided by (Used for) Investing Activities

Cash provided by investing activities for the twenty-six weeks ended July 31, 2021 was due to the completion of the sale and leaseback of our Opelika, Alabama distribution center. Cash used for investing activities in fiscal 2022 and 2021 consists primarily of capital expenditures, the majority of which are focused on strategic initiatives including: new location openings, location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incur capital outlays for equipment and facility management in our distribution centers, locations and corporate offices.

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

In fiscal 2022, we made significant investments to expand our distribution center network capabilities, primarily toward our new multi-purpose distribution center located in West Jefferson, Ohio.

Historical capital expenditures for the twenty-six weeks ended July 31, 2021 and August 1, 2020 are summarized as follows:

	Twenty-Six Weeks Ended
(In millions)	July 31, 2021	August 1, 2020
Retail locations	$11.2	$12.8
Distribution centers	12.2	1.4
Information technology	4.6	5.1
Other	0.6	0.8
Total capital expenditures	28.6	20.1
Landlord contributions	(0.4)	(2.5)
Total capital expenditures, net of landlord contributions	$28.2	$17.6

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $57.5 million during the twenty-six weeks ended July 31, 2021 compared with $166.5 million of net cash used for financing activities during the twenty-six weeks ended August 1, 2020. Net cash provided by financing activities for the first half of fiscal 2022 was the result of net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. In addition, we refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028, with excess proceeds used to reduce amounts borrowed under our Revolving Credit Facility and fund working capital needs. Net cash used for financing activities in the first half of fiscal 2021 was primarily the result of the repurchase of portions of the Term Loan due 2023 and the Term Loan due 2024. As of July 31, 2021, we had the ability to borrow an additional $241.1 million under our Revolving Credit Facility subject to the facility’s borrowing base calculation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. During the twenty-six weeks ended July 31, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the twenty-six weeks ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Amendment No. 2, dated July 7, 2021, among Jo-Ann Stores, LLC, as borrower, Needle Holdings LLC and the other guarantor parties from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2021, File No. 001-40204)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOANN Inc.
Registrant

Date: September 3, 2021	By:	/s/ Matt Susz
Matt Susz
Senior Vice President, Chief Financial Officer
(principal financial officer)