Form 10-Q
period 2021-10-30
JOANN Inc.
filed 2021-12-03
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

As of November 24, 2021, the registrant had 41,180,969 shares of common stock, par value $0.01 per share, outstanding.

Table of Contents

		Page
	FORWARD-LOOKING STATEMENTS	1
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Consolidated Balance Sheets as of October 30, 2021 (Unaudited), October 31, 2020 (Unaudited) and January 30, 2021	2
	Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 (Unaudited)	3
	Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 (Unaudited)	4
	Consolidated Statements of Shareholders’ Equity (Deficit) for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
	Signatures	27

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•
inflationary pressures, and their impact on our ability to control costs and on our customers level of discretionary income to spend on Creative Products;
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
•
the impact of evolving governmental laws and regulations and the outcomes of legal proceedings; and
•
the amount and timing of repurchases of our common stock, if any.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	October 30, 2021	October 31, 2020	January 30, 2021
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$30.9	$33.2	$27.4
Inventories	744.3	697.7	555.9
Prepaid expenses and other current assets	82.6	68.7	71.5
Total current assets	857.8	799.6	654.8

Property, equipment and leasehold improvements, net	261.1	296.0	280.5
Operating lease assets	842.1	864.4	837.0
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	372.1	378.9	377.2
Other assets	26.8	18.7	25.8
Total assets	$2,521.9	$2,519.6	$2,337.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$311.3	$328.9	$250.1
Accrued expenses	128.6	138.3	171.3
Current portion of operating lease liabilities	176.7	184.2	187.2
Current portion of long-term debt	6.8	—	—
Total current liabilities	623.4	651.4	608.6

Long-term debt, net	853.8	921.6	786.3
Long-term operating lease liabilities	758.2	800.8	766.4
Long-term deferred income taxes	91.2	91.6	87.3
Other long-term liabilities	48.7	50.7	46.3

Shareholders’ equity:
Common stock, stated value $0.01 per share; 200,000,000 authorized; issued 44,080,177 shares at October 30, 2021 and 36,822,658 shares at October 31, 2020 and January 30, 2021	0.4	0.3	0.3
Additional paid-in capital	203.6	124.3	124.7
Retained deficit	(34.4)	(107.3)	(69.0)
Accumulated other comprehensive income (loss)	1.1	(0.5)	(0.3)
Treasury stock at cost; 2,899,208 shares at October 30, 2021 and 1,920,278 at October 31, 2020 and January 30, 2021	(24.1)	(13.3)	(13.3)
Total shareholders’ equity	146.6	3.5	42.4
Total liabilities and shareholders’ equity	$2,521.9	$2,519.6	$2,337.3

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Dollars in millions except per share data)
Net sales	$611.0	$714.1	$1,682.3	$1,921.5
Cost of sales	292.2	339.6	794.0	949.8
Selling, general and administrative expenses	257.6	292.5	754.5	818.2
Depreciation and amortization	19.6	20.3	60.1	59.8
Operating profit	41.6	61.7	73.7	93.7
Interest expense, net	11.8	14.0	39.8	55.0
Debt related (gain) loss	—	(3.0)	3.0	(152.9)
Gain on sale leaseback	—	—	(24.5)	—
Income before income taxes	29.8	50.7	55.4	191.6
Income tax provision	7.0	3.0	12.3	17.6
Net income	$22.8	$47.7	$43.1	$174.0

Other comprehensive income:
Cash flow hedges	1.4	0.1	1.8	0.5
Income tax provision on cash flow hedges	(0.3)	—	(0.4)	(0.1)
Other comprehensive income	1.1	0.1	1.4	0.4
Comprehensive income	$23.9	$47.8	$44.5	$174.4

Earnings per common share:
Basic	$0.55	$1.37	$1.06	$4.99
Diluted	$0.53	$1.32	$1.02	$4.88
Weighted-average common shares outstanding:
Basic	41,744,842	34,902,380	40,763,153	34,902,380
Diluted	43,080,708	36,263,172	42,142,550	35,666,429

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(Dollars in millions)
Net cash (used for) provided by operating activities:
Net income	$43.1	$174.0
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Non-cash operating lease expense	120.8	113.2
Depreciation and amortization	60.1	59.8
Deferred income taxes	3.4	0.5
Stock-based compensation expense	2.1	1.1
Amortization of deferred financing costs and original issue discount	2.0	2.9
Debt related loss (gain)	3.0	(152.9)
Gain on sale leaseback	(24.5)	—
(Gain) loss on disposal and impairment of fixed and operating lease assets	(0.1)	2.1
Changes in operating assets and liabilities:
Increase in inventories	(188.4)	(48.0)
Increase in prepaid expenses and other current assets	(11.0)	(21.6)
Increase in accounts payable	61.2	101.8
(Decrease) increase in accrued expenses	(45.4)	26.5
Decrease in operating lease liabilities	(144.6)	(87.7)
(Decrease) increase in other long-term liabilities	(6.0)	13.1
Other, net	0.7	1.0
Net cash (used for) provided by operating activities	(123.6)	185.8
Net cash provided by (used for) investing activities:
Capital expenditures	(42.9)	(28.7)
Proceeds from sale leaseback	48.1	—
Proceeds from sales of other fixed assets	—	0.5
Other investing activities	(0.2)	—
Net cash provided by (used for) investing activities	5.0	(28.2)
Net cash provided by (used for) financing activities:
Term loan proceeds, net of original issue discount	671.6	—
Term loan payments	(708.0)	(2.3)
Borrowings on revolving credit facility	429.9	464.5
Payments on revolving credit facility	(318.9)	(421.0)
Purchase and retirement of debt	(0.9)	(188.4)
Principal payments on finance lease obligations	(5.4)	(1.7)
Issuance of common stock, net of underwriting commissions and offering costs	76.9	—
Purchase of common stock	(10.8)	—
Dividends paid	(8.4)	—
Financing fees paid	(3.9)	—
Other, net	—	0.1
Net cash provided by (used for) financing activities	122.1	(148.8)
Net increase in cash and cash equivalents	3.5	8.8
Cash and cash equivalents at beginning of period	27.4	24.4
Cash and cash equivalents at end of period	$30.9	$33.2
Cash paid during the period for:
Interest	$38.6	$48.7
Income taxes, net of refunds	17.2	41.7

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Thirteen Weeks Ended
	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, August 1, 2020	34,902.4	1,920.3	$0.3	$124.0	$(13.3)	$(155.0)	$(0.6)	$(44.6)
Net income	—	—	—	—	—	47.7	—	47.7
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	—	0.3	—	—	—	0.3
Balance, October 31, 2020	34,902.4	1,920.3	$0.3	$124.3	$(13.3)	$(107.3)	$(0.5)	$3.5

Balance, July 31, 2021	42,159.9	1,920.3	$0.4	$202.8	$(13.3)	$(52.9)	$—	$137.0
Net income	—	—	—	—	—	22.8	—	22.8
Other comprehensive income	—	—	—	—	—	—	1.1	1.1
Dividends – $0.10 per share	—	—	—	—	—	(4.3)	—	(4.3)
Purchase of common stock	(978.9)	978.9	—	—	(10.8)	—	—	(10.8)
Stock-based compensation	—	—	—	0.8	—	—	—	0.8
Balance, October 30, 2021	41,181.0	2,899.2	$0.4	$203.6	$(24.1)	$(34.4)	$1.1	$146.6

	Thirty-Nine Weeks Ended
	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, February 1, 2020	34,902.4	1,920.3	$0.3	$123.2	$(13.3)	$(281.3)	$(0.9)	$(172.0)
Net income	—	—	—	—	—	174.0	—	174.0
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	—	1.1	—	—	—	1.1
Balance, October 31, 2020	34,902.4	1,920.3	$0.3	$124.3	$(13.3)	$(107.3)	$(0.5)	$3.5

Balance, January 30, 2021	34,902.4	1,920.3	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	43.1	—	43.1
Other comprehensive income	—	—	—	—	—	—	1.4	1.4
Issuance of common stock, net	7,109.4	—	0.1	76.8	—	—	—	76.9
Dividends – $0.20 per share	—	—	—	—	—	(8.5)	—	(8.5)
Purchase of common stock	(978.9)	978.9	—	—	(10.8)	—	—	(10.8)
Stock-based compensation	—	—	—	2.1	—	—	—	2.1
Exercise of stock options	148.1	—	—	—	—	—	—	—
Balance, October 30, 2021	41,181.0	2,899.2	$0.4	$203.6	$(24.1)	$(34.4)	$1.1	$146.6

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Company is well-positioned in the marketplace and has multiple competitive advantages, including a broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of October 30, 2021, the Company operated 852 retail stores in 49 states.

Basis of Presentation

The accompanying Consolidated Financial Statements and these notes are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Consolidated Financial Statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. The Consolidated Financial Statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Consolidated Financial Statements and these notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the fiscal year ending January 29, 2022). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended October 30, 2021 and October 31, 2020 were both comprised of 13 weeks. The year-to-date periods ended October 30, 2021 and October 31, 2020 were both comprised of 39 weeks.

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

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility (as defined below) to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 (as defined below) totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 have been terminated.

Stock Split

On March 3, 2021, the Company’s Board of Directors approved and effected an 85.8808880756715-for-1.0 unit split of its common stock. All share and per share data included in these Consolidated Financial Statements give effect to the stock split and have been retroactively adjusted for all periods.

Use of Estimates

In the opinion of management, the accompanying interim Consolidated Balance Sheets and related interim Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

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

Related Party Transactions

Prior to the completion of the Company’s initial public offering, the Company paid a monthly management fee to LGP, which is included in selling, general and administrative (“SG&A”) expenses on the accompanying Consolidated Statements of Comprehensive Income. Starting in April 2020, the management fee payable to LGP was forgiven until the end of calendar year 2020 due to the impact of the COVID-19 pandemic. Payment of the monthly management fee was discontinued upon the completion of the Company’s initial public offering in March 2021, as LGP no longer provides managerial services to the Company in any form.

The Company paid no management fee for the thirteen weeks ended October 30, 2021 and October 31, 2020. The Company paid a management fee to LGP of $0.4 million and $0.8 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

During the thirteen and thirty-nine weeks ended October 30, 2021, the Company paid dividends of $2.8 million and $5.6 million, respectively, to LGP as part of the Company's quarterly dividend payments.

Note 2—Financing

Long-term debt consisted of the following:

	October 30, 2021	October 31, 2020	January 30, 2021
	(Dollars in millions)
Revolving Credit Facility	$196.5	$217.0	$85.5
Term Loan due 2023	—	635.4	635.4
Term Loan due 2024	—	77.3	72.8
Term Loan due 2028	673.4	—	—
Total debt	869.9	929.7	793.7
Less unamortized discount and debt costs	(9.3)	(8.1)	(7.4)
Total debt, net	860.6	921.6	786.3
Less current portion of debt	(6.8)	—	—
Long-term debt, net	$853.8	$921.6	$786.3

Revolving Credit Facility

On October 21, 2016, the Company entered into an asset-based revolving credit facility agreement, which originally provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. On November 25, 2020, the Company entered into an agreement to amend various terms of the asset-based revolving credit facility agreement (as amended, the “Revolving Credit Facility”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025.

As of October 30, 2021, there were $196.5 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $20.5 million. As of October 30, 2021, the Company’s excess availability on the Revolving Credit Facility was $270.0 million. During the third quarter of fiscal 2022, the weighted average interest rate for borrowings under the Revolving Credit Facility was 2.86 percent, compared to 1.52 percent for the third quarter of fiscal 2021. As of October 31, 2020, the Company had $217.0 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $23.6 million. As of October 31, 2020, the Company’s excess availability on the Revolving Credit Facility was $159.4 million.

Term Loan Due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0 percent of face value. The Term Loan due 2023 facility was with a syndicate of lenders and was secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a second priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. The Term Loan due 2023 was refinanced on July 7, 2021 with the Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income and the accompanying Consolidated Statements of Cash Flows as a result of the refinancing. The weighted average interest rate for borrowings under the Term Loan due 2023 was 6.08 percent for the third quarter of fiscal 2021.

Term Loan Due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024”), which was issued at 98.5 percent of face value. The Term Loan due 2024 was with a syndicate of lenders. The Term Loan due 2024 was secured by a second priority security interest in all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a third priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. During the third quarter of fiscal 2021, the weighted average interest rate for borrowings under the Term Loan due 2024 was 10.39 percent.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated in the first quarter of fiscal 2022. A write-off of the deferred charges and original issue discount, totaling $0.9 million, associated with the original debt issuance was recognized in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income and the accompanying Consolidated Statements of Cash Flows as a result of the repayment.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Second Amendment”) to the Credit Agreement, dated as of October 21, 2016. The Second Amendment, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5 percent of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as to reduce amounts borrowed under the Revolving Credit Facility, and pay related fees and expenses. The Second Amendment reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During the third quarter of fiscal 2022, the weighted average interest rate for borrowings under the Term Loan due 2028 was 5.58 percent.

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

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts not less than $35 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability is greater than 20% of the maximum credit, calculated on a pro forma basis for 60 days. At October 30, 2021, the Company was in compliance with all covenants under its credit agreements.

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

Interest Rate Swap

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75 percent floor, and pays a fixed rate of interest of 1.43 percent per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of October 30, 2021 was $1.4 million and is presented within other assets in the accompanying Consolidated Balance Sheet.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax. In the event of early termination of the interest rate swap, the Company will receive from or pay to the counterparty the fair value of the interest rate swap agreement, and the unrealized gain or loss outstanding will be recognized in earnings.

Interest Rate Cap

In July 2018, the Company purchased, for $2.2 million, a forward starting interest rate cap based on 3-month LIBOR effective October 23, 2018 through October 23, 2021. The objective of the hedging instrument was to offset the variability of cash flows in term loan debt interest payments attributable to fluctuations in LIBOR beyond 3.5 percent.

The interest rate cap expired in October 2021. As of October 31, 2020, the interest rate cap had an amortized notional amount of $682.9 million and a fair value of zero. The time value of the interest rate cap was excluded from the assessment of effectiveness and was amortized to interest expense over the life of the hedge.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 are presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Dollars in millions)
Gain recognized in other comprehensive income on derivatives, gross of income taxes	$1.4	$—	$1.4	$—
Amount reclassified from accumulated other comprehensive income (loss) into earnings	—	—	—	—
Amortization of excluded component to interest expense	—	0.1	0.4	0.5

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

The valuations of the Company's interest rate derivatives are measured as the present value of all expected future cash flows based on LIBOR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The carrying and fair value of the Company’s interest rate derivatives were as follows:

Instrument	Balance Sheet Location	October 30, 2021	October 31, 2020
		(Dollars in millions)
Interest rate swap	Other assets	$1.4	$—
Interest rate cap	Other assets	$—	$—

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s Term Loans as of October 30, 2021 and October 31, 2020:

	October 30, 2021		October 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan due 2023 (a)	$—	$—	$628.4	$553.1
Term Loan due 2024 (a)	—	—	76.2	34.3
Term Loan due 2028 (a)	664.1	652.5	—	—

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law by the President on March 27, 2020, allows companies to defer the payment of the employer portion of the Social Security Tax. The deferral period lasted until December 31, 2020 with half of the deferred amount due at December 31, 2021 and the other half due at December 31, 2022. The Company elected to defer payment of its portion of the Social Security Tax as permitted by the CARES Act, and as a result, has accrued for the full amount of these deferred payments in the amount of $10.7 million within accrued expenses and $10.7 million within other long-term liabilities on the accompanying Consolidated Balance Sheet as of October 30, 2021. As of October 31, 2020, the Company had accrued $16.4 million within other long-term liabilities for deferred Social Security Tax payments.

Note 6—Goodwill and Other Intangible Assets

The carrying amount of goodwill at October 30, 2021 and October 31, 2020, was as follows:

	October 30, 2021	October 31, 2020
	(Dollars in millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at October 30, 2021 and October 31, 2020 was as follows:

		October 30, 2021		October 31, 2020
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(Dollars in millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$325.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	—	0.1	—
Technology	3	—	—	0.9	(0.9)
Customer relationships	16	110.0	(73.0)	110.0	(66.2)
Total intangible assets		$445.1	$(73.0)	$446.0	$(67.1)

The Company recognized intangible asset amortization of $1.7 million and $5.1 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. The Company recognized intangible asset amortization of $1.7 million and $5.2 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively. The weighted average amortization period of amortizable intangible assets as of October 30, 2021 approximated 5.4 years.

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

Effective Tax Rate

The effective income tax rate for the third quarter of fiscal 2022 was 23.5 percent, compared to 5.9 percent for the third quarter of fiscal 2021. The effective income tax rate for the first thirty-nine weeks of fiscal 2022 was 22.2 percent, compared to 9.2 percent for the first thirty-nine weeks of fiscal 2021. The change in the effective tax rate primarily relates to the recording of the favorable impact of the enactment of the CARES Act, including the release of a valuation allowance for the interest deduction limitation, during the first thirty-nine weeks of fiscal 2021.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the third quarter of fiscal 2022, unrecognized tax benefits were $1.0 million, of which $0.8 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the third quarter of fiscal 2022 was $0.1 million compared to $0.3 million of interest and penalties accrued as of the end of the third quarter of fiscal 2021. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.3 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings per share and the stock-based awards excluded from the calculation of diluted earnings per share because their effect would have been antidilutive for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Dollars in millions except per share data)
Net income	$22.8	$47.7	$43.1	$174.0

Weighted-average common shares outstanding – Basic	41,744,842	34,902,380	40,763,153	34,902,380
Effect of dilutive stock-based awards	1,335,866	1,360,792	1,379,397	764,049
Weighted-average common shares outstanding – Diluted	43,080,708	36,263,172	42,142,550	35,666,429

Basic earnings per common share	$0.55	$1.37	$1.06	$4.99
Diluted earnings per common share	$0.53	$1.32	$1.02	$4.88

Antidilutive stock-based awards excluded from diluted calculation	1,563,527	890,580	1,431,726	1,683,258

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

The following table shows revenue by product category:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(Dollars in millions)
Sewing	275.2	$342.5	$760.2	$989.1
Arts and Crafts and Home Décor	329.5	359.8	897.1	895.4
Other	6.3	11.8	25.0	37.0
Total	$611.0	$714.1	$1,682.3	$1,921.5

Note 10—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 11—Gain on Sale Leaseback of Distribution Center

During the second quarter of fiscal 2022, the Company completed a sale and leaseback transaction for its distribution center located in Opelika, Alabama for a sale price of $48.1 million. The transaction qualifies for sales recognition under the sale leaseback accounting requirements and the Company recorded a gain of $24.5 million. Net after tax proceeds from the sale were primarily used to repay borrowings under the Term Loan due 2023 and Revolving Credit Facility.

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

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the year ending January 29, 2022). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended October 30, 2021 and October 31, 2020 were both comprised of 13 weeks. The year-to-date periods ended October 30, 2021 and October 31, 2020 were both comprised of 39 weeks.

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

Highlights for the Thirteen Weeks Ended October 30, 2021

•
Net sales decreased 14.4% compared to the third quarter of fiscal 2021, to $611.0 million with total comparable sales decreasing 14.2% compared with a total comparable sales increase of 25.2% in the same period in fiscal 2021.
•
Gross profit decreased 14.9% compared to the same period in the prior fiscal year, to $318.8 million, at a rate to net sales of 52.2% which was a 20 basis point decrease over the prior fiscal year.
•
Net income was $22.8 million in the third quarter of fiscal 2022, compared to $47.7 million in the same period in the prior fiscal year.
•
We repurchased 978,930 shares of common stock at an average price of $11.07, for a total of $10.8 million during the third quarter of fiscal 2022.
•
We declared and paid a quarterly cash dividend of $4.2 million.

Effects of COVID-19 on Our Business

We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business. We have taken actions to protect the safety of our team members and customers and to manage the business through the resulting fluid and challenging environment. Our steps to manage operation of our supply chain and locations during the pandemic have added costs to our business, some of which are non-recurring in nature, including incremental labor hours and supplies to maintain sanitation and social distancing protocols. These precautions may change from time to time as local conditions and applicable health mandates change, and therefore, it is possible we may be required to temporarily close locations or limit our operations. As of October 30, 2021, we operated 852 locations in 49 states and all locations were open and fully operational.

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

We define Adjusted EBITDA as net income plus income tax provision, interest expense, net, debt related (gain) loss, sale leaseback gains and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including costs related to strategic initiatives, COVID-19 costs, excess import freight costs, technology development expense, stock-based compensation expense, loss on disposal and impairment of fixed and operating lease assets, sponsor management fees and other one-time costs. The further adjustments are itemized in the table below.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income	$22.8	$47.7	$43.1	$174.0
Income tax provision	7.0	3.0	12.3	17.6
Interest expense, net	11.8	14.0	39.8	55.0
Debt related (gain) loss (1)	—	(3.0)	3.0	(152.9)
Gain on sale leaseback (2)	—	—	(24.5)	—
Depreciation and amortization (3)	19.8	20.6	60.6	60.2
Strategic initiatives (4)	0.6	1.7	1.4	4.1
Excess import freight costs (5)	11.3	—	11.3	—
COVID-19 costs (6)	—	16.6	1.3	48.4
Technology development expense (7)	2.6	1.2	6.2	3.6
Stock-based compensation expense	0.8	0.3	2.1	1.1
(Gain) loss on disposal and impairment of fixed and operating lease assets	(0.1)	(0.2)	(0.1)	3.6
Sponsor management fee (8)	—	—	0.4	0.8
Other (9)	(4.0)	0.5	(3.3)	1.7
Adjusted EBITDA	$72.6	$102.4	$153.6	$217.2

(1)
“Debt related (gain) loss” represents losses and gains associated with debt repurchases below par and the write off of unamortized fees and original issue discount associated with debt refinancings.
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
(5)
"Excess import freight costs" represents excess inbound freight costs due to increasing freight rates, in particular the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports.
(6)
“COVID-19 costs” represents premium pay for location team members, cleaning and location capacity management labor, one-time supply chain disruption costs, incremental seasonal clearance associated with location closures, donations for our mask making initiative and additional location cleaning supplies.
(7)
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
(8)
“Sponsor management fee” represents management fees paid to our sponsor, LGP (or advisory affiliates thereof), in accordance with our management services agreement. The management fee was discontinued upon the completion of our initial public offering in March 2021, as LGP no longer provides managerial services to us in any form.
(9)
“Other” represents one-time impact of severance, certain legal matters, executive leadership transition and business transition activities.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes.

Statement of Consolidated Income Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$611.0	$714.1	$1,682.3	$1,921.5
Gross profit	318.8	374.5	888.3	971.7
SG&A expenses	257.6	292.5	754.5	818.2
Depreciation and amortization	19.6	20.3	60.1	59.8
Operating profit	41.6	61.7	73.7	93.7
Net income	22.8	47.7	43.1	174.0

Other Operational Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollars in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Total (decrease) increase in comparable sales vs. prior year	(14.2)%	25.2%	(12.4)%	24.6%
Gross margin	52.2%	52.4%	52.8%	50.6%
SG&A expenses as a % of net sales	42.2%	41.0%	44.8%	42.6%
Operating profit as a % of net sales	6.8%	8.6%	4.4%	4.9%
Adjusted EBITDA (1)	$72.6	$102.4	$153.6	$217.2
Pre-opening and closing costs excluding loss on disposal of fixed assets	2.0	1.2	6.6	5.0
Adjusted EBITDA as a % of net sales	11.9%	14.3%	9.1%	11.3%
Total retail location count at end of period	852	857	852	857

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Comparison of the Thirteen Weeks ended October 30, 2021 and October 31, 2020

Net Sales

Net sales were $611.0 million for the thirteen weeks ended October 30, 2021, a decrease of $103.1 million or 14.4% compared to the same period in fiscal 2021. Total comparable sales for the thirteen weeks ended October 30, 2021 decreased 14.2% compared with a total comparable sales increase of 25.2% in the same period in fiscal 2021. The total comparable sales decrease resulted primarily from a decrease in transaction volume partially offset by an increase in average ticket. We saw declines in our Sewing category due to the reduction in demand for supplies to produce personal protective equipment compared to the prior year. We also saw a decrease in sales in our Arts and Crafts and Home Décor category as a result of increased traffic in the prior year, which was in part pandemic-driven.

Gross Profit

Gross profit was $318.8 million for the thirteen weeks ended October 30, 2021, a decrease of $55.7 million or 14.9% compared to the same period in fiscal 2021. Gross margin was 52.2% for the thirteen weeks ended October 30, 2021, a decrease of 20 basis points compared to the thirteen weeks ended October 31, 2020. The decrease in gross profit was driven by our decline in total comparable sales along with additional freight costs, both domestic and import, primarily due to increasing freight rates. The increase in freight rates was primarily driven by the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports. These negative factors were partially offset by reduced product costs due to our strategic sourcing efforts, improved optimization of our promotional discounts, favorable shrink results driven by various initiatives implemented last year to better control inventory theft, and reduced clearance expense due to improved sell-through on our seasonal merchandise and lower levels of overall clearance to total inventory.

Selling, General and Administrative Expenses

SG&A expenses were $257.6 million for the thirteen weeks ended October 30, 2021, a decrease of $34.9 million or 11.9% compared to the same period in fiscal 2021. The decrease was primarily driven by lower store labor expenses as additional labor hours for intensified cleaning to ensure a safe environment for our customers and team members and additional labor costs associated with premium pay incurred in fiscal 2021 did not recur in fiscal 2022. In addition, SG&A expenses were favorably impacted by lower incentive compensation accruals in fiscal 2022 compared to the prior fiscal year. As a percentage of net sales, SG&A expenses for the thirteen weeks ended October 30, 2021 were 42.2%, an increase of 120 basis points compared to the same period in fiscal 2021. The increase as a percentage of sales was driven by the 14.4% decrease in net sales in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.

Depreciation and Amortization

Depreciation and amortization expense was $19.6 million in the thirteen weeks ended October 30, 2021, a decrease of $0.7 million compared to the same period in fiscal 2021. This decrease was driven by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022 partially offset by investments in location refresh and technology projects in fiscal 2021.

Interest Expense

Interest expense for the thirteen weeks ended October 30, 2021 was $11.8 million, a decrease of $2.2 million compared to the same period in fiscal 2021. This decrease in interest expense was primarily due to lower average borrowings. The decrease was also partially due to lower interest rates as a result of the repayment of the Term Loan due 2024 during the first quarter of fiscal 2022 and our term loan refinancing in the second quarter of fiscal 2022. The average debt level in the thirteen weeks ended October 30, 2021 was $841.6 million compared to $918.5 million in the thirteen weeks ended October 31, 2020. The weighted average interest rate was 5.04 percent and 5.46 percent for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively.

We had $869.9 million of debt outstanding (face value) as of October 30, 2021 versus $929.7 million as of October 31, 2020.

Debt Related (Gain) Loss

During the third quarter of fiscal 2021, we repurchased $8.2 million in face value of the Term Loan due 2023 and the Term Loan due 2024 at an average of 64 percent of par, resulting in a $3.0 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related (gain) loss.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2022 was 23.5 percent compared to 5.9 percent for the third quarter of fiscal 2021. The change in the effective tax rate primarily relates to the release of valuation allowances resulting from the enactment of the CARES Act during the third quarter of fiscal 2021.

Net Income

Net income was $22.8 million for the thirteen weeks ended October 30, 2021, a decrease of $24.9 million compared to the same period in fiscal 2021. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) decreased 29.1% to $72.6 million or 11.9% of net sales for the thirteen weeks ended October 30, 2021 compared to $102.4 million or 14.3% of net sales for the same period in fiscal 2021. Our decrease in Adjusted EBITDA of $29.8 million and lower Adjusted EBITDA as a percentage of net sales of 240 basis points was driven primarily by declines in total comparable sales and lower gross margin partially offset by reductions in our SG&A expenses.

Comparison of the Thirty-Nine Weeks ended October 30, 2021 and October 31, 2020

Net Sales

Net sales were $1,682.3 million for the thirty-nine weeks ended October 30, 2021, a decrease of $239.2 million or 12.4% compared to the same period in fiscal 2021. Total comparable sales for the thirty-nine weeks ended October 30, 2021 decreased 12.4% compared with a total comparable sales increase of 24.6% in the same period in fiscal 2021. The total comparable sales decrease resulted primarily from a decrease in transaction volume. We saw a decline in our Sewing category due to the reduction in demand for supplies to produce personal protective equipment as well as the benefit of competitor store closures in the prior year.

Gross Profit

Gross profit was $888.3 million for the thirty-nine weeks ended October 30, 2021, a decrease of $83.4 million or 8.6% compared to the same period in fiscal 2021. That decrease was driven by lower net sales and partially offset by an increase in our gross margin. Gross margin was 52.8% for the thirty-nine weeks ended October 30, 2021, an increase of 220 basis points compared to the thirty-nine weeks ended October 31, 2020. Improvement in our gross margin was driven by reduced product costs due to our strategic sourcing efforts along with optimization of our promotional discounts. In addition, we experienced favorable shrink results driven by various initiatives implemented last year to better control inventory theft, along with reduced outbound freight costs associated with a lower penetration to total sales of ship-from-store online orders compared to the first thirty-nine weeks of fiscal 2021, which were in part pandemic driven. These savings were offset in part by additional freight costs, both domestic and import, primarily due to increasing freight rates. The increase in freight rates was primarily driven by the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports.

Selling, General and Administrative Expenses

SG&A expenses were $754.5 million for the thirty-nine weeks ended October 30, 2021, a decrease of $63.7 million or 7.8% compared to the same period in fiscal 2021. This decrease was primarily driven by additional store labor expense in fiscal 2021 due to premium pay and additional labor needed to support the significant increase in ship-from-store orders along with support needed for the excess cleaning and facilities management in our stores that did not reoccur in fiscal 2022. In addition, SG&A expenses were favorably impacted by lower incentive compensation accruals in fiscal 2022 compared to the prior fiscal year.

As a percentage of net sales, SG&A expenses for the thirty-nine weeks ended October 30, 2021, were 44.8%, an increase of 220 basis points compared to the same period in fiscal 2021. This increase was primarily due to our 12.4% total comparable sales decline in the first thirty-nine weeks of fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $60.1 million in the thirty-nine weeks ended October 30, 2021, an increase of $0.3 million compared to the same period in fiscal 2021. This increase was driven primarily by investments in location refresh and technology projects in fiscal 2021 partially offset by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022.

Interest Expense

Interest expense for the thirty-nine weeks ended October 30, 2021 was $39.8 million, a decrease of $15.2 million compared to the same period in fiscal 2021. This decrease in interest expense was primarily due to lower average borrowings. The decrease was also partially due to lower interest rates as a result of the repayment of the Term Loan due 2024 and our term loan refinancing during the first thirty-nine weeks of fiscal 2022. Partially offsetting these decreases, we recorded $2.9 million of financing costs related to our term loan refinancing in July of this year. The average debt level in the thirty-nine weeks ended October 30, 2021 was $808.1 million compared to $1,122.2 million in the thirty-nine weeks ended October 31, 2020. The weighted average interest rate was 5.39 percent and 6.01 percent for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

We had $869.9 million of debt outstanding (face value) as of October 30, 2021 versus $929.7 million as of October 31, 2020.

Debt Related (Gain) Loss

During the second quarter of fiscal 2022, we refinanced our Term Loan due 2023. A write-off of the deferred charges and original issue discount, totaling $3.1 million associated with the original debt issuance was recognized as a debt related loss. During the first quarter of fiscal 2022, we repurchased $1.9 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $1.0 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income and the accompanying Consolidated Statements of Cash Flows. A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to debt related gain. Also offsetting the gain was a $0.9 million write-off of the original issue discount and deferred issuance costs related to the paydown of the Term Loan due 2024. The Term Loan due 2024 was retired at face value.

During the thirty-nine weeks ended October 31, 2020, we repurchased $347.1 million in face value of the term loans provided pursuant to our Term Loan Facilities, at an average of 54% of par, resulting in a $152.9 million gain, which is included in debt related (gain) loss within the accompanying Consolidated Statements of Comprehensive Income and the accompanying Consolidated Statements of Cash Flows. The term loan repurchases were executed, following a competitive market bidding process, through several open market purchases on arm’s length terms and in compliance with the terms of the underlying credit agreements. A write-off of the deferred charges and original issue discount, totaling $5.9 million, associated with the original debt issuance was recognized as an offset to the gain recognized.

Gain on Sale Leaseback

We recognized a gain on the sale of fixed assets of $24.5 million during the thirty-nine weeks ended October 30, 2021. The gain was attributable to the sale and leaseback of our distribution center in Opelika, Alabama.

Income Taxes

The effective income tax rate for the first thirty-nine weeks of fiscal 2022 was 22.2 percent compared to 9.2 percent for the first thirty-nine weeks of fiscal 2021. The change in the effective tax rate primarily relates to the recording of the favorable impact of the enactment of the CARES Act, including the release of a valuation allowance for the interest deduction limitation, during the first thirty-nine weeks of fiscal 2021.

Net Income

Net income was $43.1 million for the thirty-nine weeks ended October 30, 2021, a decrease of $130.9 million compared to the same period in fiscal 2021. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) decreased 29.3% to $153.6 million or 9.1% of net sales for the thirty-nine weeks ended October 30, 2021 compared to $217.2 million or 11.3% of net sales for the same period in fiscal 2021. Our decrease in Adjusted EBITDA of $63.6 million and decline of Adjusted EBITDA as a percentage of net sales of 220 basis points was driven primarily by lower total comparable sales partially offset by improvements in our gross margin and reductions in our SG&A expenses.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Revolving Credit Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases for the foreseeable future. As of October 30, 2021, we were in compliance with all covenants under our debt facilities and notes. For the four quarters ended October 30, 2021, our net cash provided by operating activities was $17.7 million and our Credit Facility Adjusted EBITDA was $266.8 million.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus pre-opening and closing costs excluding loss on disposal of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Revolving Credit Facility and Term Loan due 2028 (collectively “Credit Facilities”). We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. As of October 30, 2021, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 3.2 to 1.0, and of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 3.2 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. For fiscal 2021, no excess cash flow payment was required. Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(In millions)	Four Quarters Ended October 30, 2021
Net cash provided by operating activities	$17.7
Non-cash operating lease expense	(160.0)
Depreciation and amortization excluding content cost amortization	(80.4)
Deferred income taxes	1.0
Stock-based compensation expense	(2.5)
Amortization of deferred financing costs and original issue discount	(2.8)
Debt related loss	(0.8)
Gain on sale leaseback	24.5
Loss on disposal and impairment of other fixed assets	(1.2)
Change in operating assets and liabilities	285.9
Net income	$81.4
Income tax provision	22.7
Interest expense, net	53.8
Debt related loss	0.8
Gain on sale leaseback	(24.5)
Depreciation and amortization	81.0
Strategic initiatives	3.5
Excess import freight costs	11.3
COVID-19 costs	17.9
Technology development expense	8.4
Stock-based compensation expense	2.5
Loss on disposal and impairment of fixed and operating lease assets	1.9
Sponsor management fee	0.9
Other	(1.9)
Adjusted EBITDA	$259.7
Pre-opening and closing costs excluding loss on disposal of fixed assets	7.1
Credit Facility Adjusted EBITDA	$266.8

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

The following table provides a summary of our cash provided by operating, investing and financing activities for the thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirty-Nine Weeks Ended
(In millions)	October 30, 2021	October 31, 2020
Net cash (used for) provided by operating activities	$(123.6)	$185.8
Net cash provided by (used for) investing activities	5.0	(28.2)
Net cash provided by (used for) financing activities	122.1	(148.8)
Net increase in cash and cash equivalents	$3.5	$8.8

Comparison of the Thirty-Nine Weeks ended October 30, 2021 and October 31, 2020

Net Cash (Used for) Provided by Operating Activities

Net cash used for operating activities was $123.6 million in the thirty-nine weeks ended October 30, 2021, compared with $185.8 million of net cash provided by operating activities in the thirty-nine weeks ended October 31, 2020. The decrease in net cash provided by operating activities was primarily due to lower comparable sales results, changes in inventory due to lower balances in fiscal 2021 and increased freight costs in fiscal 2022, the repayment of deferred cash payments negotiated with our landlords as a result of the COVID-19 pandemic and payment of fiscal 2021 incentive compensation to salaried store support center and distribution center team members as well as store and district managers.

Net Cash Provided by (Used for) Investing Activities

Cash provided by investing activities for the thirty-nine weeks ended October 30, 2021 was due to the completion of the sale and leaseback of our Opelika, Alabama distribution center. Cash used for investing activities in fiscal 2022 and 2021 consists primarily of capital expenditures, the majority of which are focused on strategic initiatives including: new location openings, location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incur capital outlays for equipment and facility management in our distribution centers, locations and corporate offices.

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

Historical capital expenditures for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 are summarized as follows:

	Thirty-Nine Weeks Ended
(In millions)	October 30, 2021	October 31, 2020
Retail locations	$17.1	$17.7
Distribution centers	17.5	1.6
Information technology	7.0	7.9
Other	1.3	1.5
Total capital expenditures	42.9	28.7
Landlord contributions	(1.4)	(3.4)
Total capital expenditures, net of landlord contributions	$41.5	$25.3

Net Cash Provided by (Used for) Financing Activities

Net cash provided by financing activities was $122.1 million during the thirty-nine weeks ended October 30, 2021 compared with $148.8 million of net cash used for financing activities during the thirty-nine weeks ended October 31, 2020. Net cash provided by financing activities for the first thirty-nine weeks of fiscal 2022 was the result of net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. In addition, we refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028, with excess proceeds used to reduce amounts borrowed under our Revolving Credit Facility and fund working capital needs. We used cash for financing activities to repurchase $10.8 million of common stock as part of our share repurchase program and to pay dividends totaling $8.4 million during the thirty-nine weeks ended October 30, 2021. As of October 30, 2021, we had the ability to borrow an additional $270.0 million under our Revolving Credit Facility subject to the facility’s borrowing base calculation.

Net cash used for financing activities in the first thirty-nine weeks of fiscal 2021 was primarily the result of the repurchase of portions of the Term Loan due 2023 and the Term Loan due 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. During the thirty-nine weeks ended October 30, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the thirty-nine weeks ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2021, our Board of Directors authorized a $20 million share repurchase program. We began repurchasing shares under the authorization during the third quarter of fiscal 2022. Under the share repurchase program, we have repurchased 978,930 shares of common stock at an average price of $11.07, for a total of $10.8 million. The authorization is active until March 9, 2022. The table below presents information with respect to our common stock purchases made during the thirteen weeks ended October 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
August 1, 2021 through August 28, 2021	—	$—	—	$20,000,000
August 29, 2021 through October 2, 2021	761,554	11.04	761,554	11,589,138
October 3, 2021 through October 30, 2021	217,376	11.18	217,376	9,159,136
Total	978,930	$11.07	978,930	$9,159,136

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

JOANN Inc.
Registrant

Date: December 3, 2021	By:	/s/ Matt Susz
Matt Susz
Senior Vice President, Chief Financial Officer
(principal financial officer)