Form 10-K
period 2022-01-29
JOANN Inc.
filed 2022-03-18
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 29, 2022

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 30, 2021 was $209.5 million, based upon the closing sales price of the registrant’s common stock on that date.

The registrant had 40,594,189 shares of common stock, $0.01 par value, outstanding as of March 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company's 2022 Annual Meeting of Shareholders (the “fiscal 2022 Proxy Statement”) are incorporated by reference into Part III.

i

BASIS OF PRESENTATION

As used herein, the term “JOANN”, the “Company” and “we,” “us” or “our” wherever used herein refer to JOANN Inc. (formerly known as Jo-Ann Stores Holdings Inc.), Needle Holdings LLC and Jo-Ann Stores, LLC and its wholly-owned subsidiaries, unless the context indicates to the contrary. Effective February 9, 2021, Jo-Ann Stores Holdings Inc. amended its certificate of incorporation to change its corporate name to “JOANN Inc.” The amendment was approved by the Board of Directors and was effected by the filing of a Certificate of Amendment with the Delaware Secretary of State on March 16, 2021. All of the entities referenced in the prior sentence are all controlled by affiliates of Leonard Green & Partners, L.P. (“LGP”). We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal 2020” relate to the 52 weeks ended February 1, 2020, references herein to “fiscal 2021” relate to the 52 weeks ended January 30, 2021, references herein to “fiscal 2022” relate to the 52 weeks ended January 29, 2022 and references herein to “fiscal 2023” relate to the 52 weeks ending January 28, 2023. In this Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires, when we compare a metric between one period and a “prior period”, we are comparing it to the analogous period from the prior fiscal year.

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
•
our ability to maintain or negotiate favorable lease terms for our store locations;
•
our ability to execute on our growth strategy to renovate and improve the performance of our existing store locations;
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

SUMMARY RISK FACTORS

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. Following are principal risks, which you should consider before investing in our common stock:

•
increased freight costs on imported products could continue to adversely affect our business, financial condition and results of operations;
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
•
failure to attract, develop, motivate and retain qualified team members and effectively manage increases in labor costs as a result of competition for workers, labor shortages, labor market pressures and increased minimum wage requirements could limit our growth and materially and adversely affect our business, financial condition and results of operations;
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
•
we may face risks related to our indebtedness, which included $794.3 million of outstanding debt as of January 29, 2022;
•
failure to adequately maintain the security of, and prevent unauthorized access to, our electronic and other confidential information, including customer and team member personal information, could materially and adversely affect our business, financial condition and results of operations;
•
intentional or accidental disruptions to our information systems or those of third party software applications that support our business, including our mobile application and primary e-commerce website, or our failure to adequately support, maintain, secure and upgrade these systems could materially and adversely affect our business, financial condition and results of operations; and
•
because LGP owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

Our business also faces a number of other challenges and risks discussed throughout this Annual Report on Form 10-K.

PART I

Item 1. Business

JOANN is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. As a well-established and trusted brand for over 75 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, we have embarked on a strategy to transform JOANN, which has helped us pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Sewing, arts and crafts and select home décor products (“Creative Products”).

As the nation’s category leader in Sewing with approximately one-third market share, based on our internal research estimates of market share of the Creative Products industry that primarily consist of a survey of Creative Product consumers as of July 31, 2020, we believe we offer the broadest selection of products while being committed to providing the most inspiration, helpful service and education to our customers. While we continue to gain market share and solidify this leadership position in Sewing, which represented 43% of our total net sales in fiscal 2022, we have also been growing our share of and believe we have further significant share opportunity in the arts and crafts category. We are well-positioned in the marketplace and have multiple competitive advantages, including our broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. We offer an extensive assortment, which at its seasonal peak, averages more than 128,000 stock keeping units (“SKUs”) in stores and over 273,000 SKUs online, across Creative Product categories. Over 50% of our in-store net sales cannot be directly comparison-shopped because of our strong and growing own-brand portfolio, including our copyrighted or proprietary fabric patterns and designs and factory direct relationships. We have expanded access to this broad assortment through e-commerce and digital capabilities that complement our physical network, drive customer engagement and deliver an exceptional customer experience while supporting consistently strong gross margins. Through our omni-channel platform, we serve our customers in a differentiated manner by offering several convenient fulfillment options, including buy online pick-up in store (“BOPIS”), curbside pick-up and ship-to-home offerings. Our omni-channel platform operates at a large scale, having generated approximately $299 million, $511 million and $126 million in net sales in fiscal 2022, 2021 and 2020, respectively. Our data-driven digital capabilities further reinforce our relationship with our customers. Customers can interact with our brand whenever and however they want. Customers connect with us through our mobile-first website, joann.com, both domestically and internationally, as well as our widely-used mobile application with more than 14 million downloads. As of the end of fiscal 2022, we had approximately 77 million addressable customers in our vast database, approximately 19 million customers in our email database and over four million customers in our SMS text database. These points of differentiation are reinforced by our knowledgeable, friendly and trusted team members, a significant number of whom are sewing and craft enthusiasts, who offer a service-oriented experience for our customers that we believe cannot be replicated by our competitors, mass retailers or pure play online players.

We appeal to an expansive customer base ranging across all ages, demographics and skill levels. We serve the do-it-yourself customer, including those who make to give or donate their creations, and supply small business owners with components to create and sell their own merchandise. We estimate this group makes up approximately one-quarter of our customers and typically resells on online marketplaces such as Etsy, eBay, Shopify and other platforms. Our customers are passionate and creative, using their hearts, hands and minds in their sewing, crafting and decorating activities. We believe our customers’ enthusiasm drives the JOANN culture. We strive to support our community of creators, and they create to support their communities by donating or gifting the items they make, such as blankets for hospitalized children, homeless persons, and shelter pets. We estimate that over 70% of JOANN customers make to give or donate their creations. Our loyal core customer base is key to our sales growth, and for fiscal 2022, 34% of our net sales were generated by our top three million customers. Since February 1, 2020, we have acquired over 10 million new customers. Customers typically purchase from JOANN with a project in mind that requires several component items. In that vein, we believe our physical footprint is an advantage, as most customers regularly want to explore what is new, see how various items and colors work together, see how a fabric drapes, feel the texture and seek help from our experienced team members.

Starting in 2016, we accelerated our journey to transform JOANN by reinventing the in-store and digital customer experience. We recruited talent at every level of the company and across all key business areas to complement our existing expertise. This undertaking has resulted in significant enhancements to our value proposition, including reinvigorating our core merchandise assortment, refreshing our branding, developing a store location refresh prototype and improving the customer experience. We improved our assortment by conducting a systematic review of all categories at a product-level and all layouts at a store location-level in order to optimize sales and gross margin. We have also expanded our data-driven digital footprint, which includes our extensive digital marketing assets, customer relationship management (“CRM”) system, social media platforms and e-commerce capabilities. We better understand our customers through our centralized database that brings together how each customer interacts in our physical and digital properties and provides a holistic view of their behavior. We are able to utilize this data to drive engagement with our brand, create loyalty and inspire, educate and ensure we are increasing our share of customer spend through timely and relevant marketing. By using data and digital contact channels, including email and SMS digital display, and leveraging our mobile application, we are able to contact customers with personalized content and provide the convenience to shop wherever and however they choose. We believe that these core initiatives and transformational investments have driven our performance and increased customer engagement over the last several years and strategically position us to continue to create long-term value.

As of January 29, 2022, we operated 848 store locations in 49 states at an average size of approximately 22,000 square feet. Our store locations offer a complete selection of fabric and sewing accessories and an assortment of art, crafts, artificial floral, finished seasonal and home décor merchandise that varies based on store location size.

Sewing

43% of our total net sales were within the Sewing category in fiscal 2022. We offer a broad and comprehensive assortment of Sewing products in all of our store locations and online. These Sewing products offer our customers a combination of unique designs and fashionable trends at competitive prices. We are organized in the following categories for the convenience of the sewing enthusiast as well as those that utilize fabric for other crafting projects:

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

Arts and Crafts, Home Décor and Other

The remainder of our total net sales in fiscal 2022 were within arts and crafts, home décor and other categories. We offer a broad assortment of merchandise for creative enthusiasts to support their arts and crafts as well as home decorating needs. We offer the following product assortments both in our store locations as well as online:

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
•
sewing machines, craft technology, lighting, irons, organizers and other products that support multiple creative endeavors. Some of our store locations also offer a wider selection of sewing machines through leased departments operated by a third party;
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
•
ready-made frames and, in several of our larger store locations, full service custom framing departments;
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

We leverage our proprietary customer database to provide relevant and timely communications to customers through multiple digital channels (email, SMS text, mobile application push notifications, and display marketing), and to our most engaged customers via a robust direct mail program. This allows us to efficiently and effectively reach our target customers on a regular basis throughout the year. We rely primarily on digital marketing tactics to drive customer acquisition, including online display and search marketing, social media and affiliate marketing programs. Our retention marketing programs leverage a robust CRM platform and database that provides us a detailed view of customer behavior, combining sales in our store locations with online and social media activity. Through this database, we can personalize our digital marketing, email, SMS text, and direct mail campaigns to ensure we are providing the most relevant content to our customer at all times.

Customers can interact with our brand whenever and however they want. Customers connect with us through our mobile-first website, joann.com, both domestically and internationally, as well as our widely used mobile application with more than 14 million downloads. As of the end of fiscal 2022, we had approximately 77 million addressable customers in our vast database, approximately 19 million customers in our email database and over four million customers in our SMS text database. Customers have the ability to shop their local store location online, with convenient omni-channel services available like BOPIS or curbside pickup. Customers can also choose to order direct to home, with extended aisle offerings across all major product categories. For customers seeking to purchase in greater quantities, we offer low pricing for bulk purchases through our JOANN+ service on joann.com. Those looking for inspiration and education can access thousands of projects in multiple ways and formats, including our digital platforms that offer thousands of project ideas, from novice to expert level, and include convenient shopping lists for each project. Customers seeking video tutorials can access free content both through joann.com and on the JOANN YouTube channel, where we post additional “how-to” videos. Finally, customers looking to build more advanced skills can gain access to Creativebug, our wholly owned subsidiary, which offers hundreds of longer form video tutorials from experts in the industry via a subscription. Our Creativebug website offers an extensive array of online arts and crafts instructional videos allowing customers to learn how to paint, draw, sew, quilt, knit, crochet, and much more, while capturing the intimate experience of learning from top designers and artists.

We interact with our customers in multiple ways digitally, through online communities, social media platforms and on joann.com. Our highly active social networks are playing an increasingly significant role in our marketing, public relations and customer engagement. We utilize Facebook, Instagram, YouTube, Pinterest and affiliate marketing partners as engagement tools to inspire, educate, promote sales, introduce new products, share customer stories and engage in communication, including customer service support and idea sharing. We also have established relationships with key crafting and sewing influencers who help promote our brand, projects, and product offerings. Through our digital and social communities, we have launched key initiatives further connecting our diverse team members and customers, including:

•
Our second annual Minority Creative Grant Program, which invited Hispanic creative entrepreneurs to apply to receive prizes including a JOANN grant, Cricut bundle, in-store celebration with JOANN team members and corporate marketing support. Our fiscal 2022 program, which dedicated more than $100,000 to supporting this community, was launched in conjunction with Hispanic Heritage Month, along with a dedicated marketing campaign that highlighted Hispanic creators, projects and a new product line designed by a Hispanic JOANN team member. Winners were chosen based on factors including creativity, skill and level of need, and were featured across JOANN’s customer-facing and internal channels.
•
New product collections and marketing campaigns celebrating diverse communities and recognition holidays, including but not limited to: Black History Month, Women’s History Month, Pride Month, Hispanic Heritage Month, Diwali, Hanukkah and Lunar New Year. For example, we made a $25,000 donation to GLSEN (a 501(c)3 organization which works to ensure that LGBTQ students are able to learn and grow in a school environment free from bullying and harassment) as part of our Pride collection launch.
•
National charitable partnerships and fundraising campaigns that incorporated new ways for team members to engage and celebrate JOANN’s connection to each cause. Through team member education and team engagement, new point-of-sale tactics and weekly updates to the field, JOANN was able to raise more than $3.5 million for partners including: National 4-H Council (youth education, empowerment and leadership), On Our Sleeves (youth mental health awareness and resources, powered by Nationwide Children’s Hospital), Susan G. Komen Foundation (breast cancer research and support) and St. Jude Children’s Research Hospital (advancing cures and prevention for severe pediatric diseases).

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

Purchasing

We generally have multiple domestic and international sources of supply available for each category of products we sell. During fiscal 2022, we sourced approximately 64% of our purchases from domestic suppliers with the remaining approximately 36% of our products coming directly from manufacturers located in foreign countries, of which over one-third is sourced from China. To further support our direct sourcing strategic initiative, we opened our foreign sourcing office in Shanghai, China in 2018. We continue to diversify our internationally sourced products by expanding in several other countries, including Pakistan, India, Vietnam, Taiwan, Turkey and South Korea. The focus on supplier diversification has allowed us to partially offset the negative impact of the U.S. tariffs on Chinese imports. Because of the increase in foreign sourcing, we need to order these products further in advance than would be the case if the products were sourced domestically, which in turn requires us to have a longer in-transit time for our merchandise and higher safety stock levels in our distribution centers and store locations. Our domestic suppliers also source internationally many of the products they sell to us.

Although we have very few long-term purchase commitments with our suppliers, we strive to maintain continuity with them. All purchases are executed centrally through our store support center, allowing store managers and team members to focus on customer service and enabling us to negotiate volume discounts, control product mix and ensure quality. As of January 29, 2022, our top supplier represented approximately 8.5% of our total annual purchase volume and the top 10 suppliers represented approximately 28% of our total annual purchase volume. As of January 29, 2022, we were utilizing approximately 650 merchandise suppliers, with the top 125 representing approximately 80% of our purchasing volume.

Logistics

We operate three distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our store locations on a weekly basis. The distribution centers also ship select products ordered by customers through joann.com directly to their homes. As of January 29, 2022, approximately 89% of the products in our store locations were shipped through our distribution center network, with the remaining 11% of our purchases shipped directly from our suppliers to our store locations. As of January 29, 2022, approximately 36% of outbound volume was supplied from the Hudson distribution center, 29% from the Visalia distribution center and 35% from the Opelika distribution center. We are in the process of opening our multi-purpose distribution center located in West Jefferson, Ohio, which will provide seasonal fulfillment to our store locations and e-commerce fulfillment directly to our customers.

We transport product from our distribution centers to our store locations utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our store locations using dedicated core carriers for approximately 93% of our store locations. For the remainder of our store locations, we transport product using less than truckload carriers or through a regional “hub” where product is cross-docked for local delivery. We do not own either the regional hub or the local delivery vehicles.

Store Location Operations

Site Selection

We believe that our store locations are integral to our success. New and relocated sites are selected through a coordinated effort of our executive, real estate, finance and operations management teams. In evaluating the desirability of a potential store location, we consider both market demographics and site-specific criteria. Market criteria we consider important include, but are not limited to, our existing store location sales performance in that immediate market (if we have an existing store location), distance to other JOANN store locations, competitive presence, total population, number of households, median household income, percentage of home ownership versus rental and historical and projected population growth. Site-specific criteria we consider important include, but are not limited to, size of the store location, rental terms, size of the shopping center, co-tenants, traffic patterns, availability of convenient parking and ease of entry from the major roadways framing the store location.

Opening or Remodeling Store Locations

Our store location refresh program employs standard operating procedures to efficiently open new store locations or remodel or relocate existing store locations. We have developed processes to optimize inventory assortments and marketing programs for store locations that we open or remodel, which are under regular review to uncover opportunities to improve performance and consistency of execution. We generally look to execute store location projects in the period from February through October to maximize sales and to minimize disruption to operations during our fourth quarter peak selling season.

Store Location Management

Each store location generally has a manager and an assistant manager. The remainder of staff is a combination of full-time and part-time team members based on each store location’s individual sales volume. Managers generally are compensated with a base salary plus a bonus, which is tied to individual store location and overall company performance.

We strive to promote our managers from within our assistant manager ranks as a result of high performance and completion of our internal management training program. Many of our team members, including managers, started as our customers and are enthusiasts within the Creative Products community. We believe this continuity serves to solidify long-standing relationships between us and our customers, and aids in our ability to provide exceptional service, as evidenced by our consistently high net promoter scores. When we relocate in the same market, we generally retain team members to staff the new store location. Each store location is under the supervision of a district manager who reports to a regional vice president.

We have geographic coverage for our store locations across the United States that we believe provides sufficient scale to efficiently leverage our e-commerce business, national marketing programs and logistics networks. The following table shows the number of store locations by state on January 29, 2022:

	Total		Total
Alabama	7	Nebraska	4
Alaska	5	Nevada	5
Arizona	18	New Hampshire	9
Arkansas	6	New Jersey	12
California	82	New Mexico	5
Colorado	15	New York	35
Connecticut	10	North Carolina	16
Delaware	2	North Dakota	4
Florida	49	Ohio	49
Georgia	20	Oklahoma	7
Idaho	8	Oregon	24
Illinois	36	Pennsylvania	43
Indiana	27	Rhode Island	1
Iowa	13	South Carolina	8
Kansas	8	South Dakota	3
Kentucky	11	Tennessee	15
Louisiana	7	Texas	43
Maine	5	Utah	14
Maryland	18	Vermont	4
Massachusetts	24	Virginia	21
Michigan	43	Washington	30
Minnesota	23	West Virginia	4
Mississippi	6	Wisconsin	24
Missouri	15	Wyoming	3
Montana	7	Total	848

The following table reflects the number of store locations opened, relocated and closed during each of the past five fiscal years (square footage in thousands):

Fiscal Year	New	Closed	In Operation at Period End	Expanded or Relocated	Total Square Footage at Period End (in thousands)
2018	11	(5)	865	3	18,870
2019	7	(3)	869	10	18,956
2020	—	(2)	867	10	18,963
2021	—	(12)	855	6	18,789
2022	—	(7)	848	5	18,692

Our new store location opening costs depend on the building type, store location size and general construction and labor costs in the geographic area. Our relocation and remodel projects range in scope and cost based on the specific needs and sales potential of the store location being refreshed as well as the size of the store location, condition of the building and regional differences in construction costs. Components of cost for these projects include leasehold improvements (net of landlord financial contribution), furniture, fixtures and equipment, inventory (net of vendor support) and pre-opening labor and facilities expenses incurred during the project.

Blue Ocean Initiatives

In addition to the advancements we have made in our store refresh program and omni-channel platform, we are moving forward with a number of blue ocean initiatives expected to provide long-term profitable revenue growth. For example, we have recently acquired WeaveUp, a leader and innovator in digital printing, which will help us expand our digital textile solutions for the consumer, commercial and hospitality markets. Another new opportunity is Ditto, a joint venture with SVP Worldwide, that will revolutionize the way consumers create, design and complete all of their sewing and crafting pattern projects. In addition, we have forged a strategic partnership with JDM Growth Group, a premier wholesale & e-commerce consulting firm, to develop new avenues for us in the business-to-business wholesale channel ranging from single-sellers all the way to multi-chain retailers. We believe these strategic initiatives will continue to help us differentiate ourselves in the Creative Products market as a leader in innovation and customer service.

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

In addition to e-commerce options offered by the retailers mentioned above, we compete with companies that sell fabrics and crafts only over the internet, such as Amazon.com or its subsidiary Fabric.com. We estimate pure play e-commerce players represent approximately a 10% market share of the Creative Products industry. We believe that we are the only specialty player that can serve customers holistically with an expansive Creative Products assortment, service-oriented experience and integrated omni-channel capabilities.

Information Technology

Our point-of-sale systems and e-commerce platform record the sale of product at the item level. These transactions are collected and transmitted to our financial, merchandising, omni-channel fulfillment and reporting systems throughout the day. Information obtained from item-level transaction data enables us to identify important trends, provide customers and team members with updated inventory information, ensure our products are reliably replenished as sold, eliminate less profitable items and optimize product margins through analysis of our advertising, pricing and promotions.

Our store locations are equipped with broadband communication that is made available to customers so that our mobile e-commerce assets are able to augment our in-store customer service. The broadband service is also used within the store location to enhance the checkout experience and internal store communications.

Our financial, merchandise and retail systems leverage enterprise software, complemented by other technology solutions for specific business processes where those other solutions are a better fit for our requirements. Those solutions include our portfolio of software for merchandise planning and replenishment as well as our recently upgraded human resource systems.

Human Capital and Team Members

We value and support our people through, among other initiatives, our inclusion, diversity and equity, talent acquisition, team member engagement and occupational health and safety initiatives, as well as our employment practices and total rewards programs.

Team Members

As of January 29, 2022, we had approximately 22,000 full- and part-time team members, of whom approximately 20,100 worked in our store locations. The number of part-time team members is substantially higher during our peak selling season of September through December to support higher merchandising and customer service requirements. Many of our team members are themselves Creative Products enthusiasts and relate to our customers’ passions. Our ability to offer flexible scheduling is also important in attracting and retaining team members, since approximately 77% of our team members work part-time.

Labor Relations

We have one union representing a portion of the team members at JOANN. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “Union”) currently represents team members who work in our Hudson, Ohio distribution center. As of January 29, 2022, approximately 1% of our team members were unionized. Our current contract with the Union expires on May 5, 2023, and relations with the Union are good. We have no other unionized team members.

Code of Business Conduct and Ethics

We have processes in place for compliance with the Code of Business Conduct and Ethics (“Code of Conduct”) for our team members, requiring team members to disclose actual or potential conflicts of interest, report actual or potential violations of the law, rules, regulations, ethics and the Code of Conduct and acknowledge their obligation to comply with the Code of Conduct. Ethics are deeply embedded in our values, business processes and culture. Respect and Responsibility is a core Company value and is the anchor for our Code of Conduct. We regularly re-enforce our commitment to ethics and integrity in team member communications, in our everyday actions and through our processes. We also maintain a “Get Help Hotline” and email through which individuals can anonymously raise concerns or ask questions about business behavior.

Diversity and Inclusion

JOANN has always stood for inclusivity, and we believe there is no room for discrimination of any kind in our company or in our society. We are incredibly proud of the beautiful and diverse communities we serve, inspire and work beside. It is our responsibility to support those who are underrepresented in our industry, and to provide visibility for these groups. We aim to build a future together that focuses on treating all humans with the dignity and respect they deserve. For our team members, we have established an internal Diversity & Inclusion Council, comprised of team members across the organization. The Council works collaboratively on ways to further change at JOANN, discuss current events and exchange open and honest dialogue. Through educational programs, cultural calendars, developmental workshops and learning tools, we are creating an environment where all team members can be their authentic selves and contribute at their highest level.

Health and Safety

The health, safety and wellness of our team members is our highest priority. Our goal is to achieve zero serious injuries through continued investment in and focus on our core safety programs and injury-reduction initiatives. Our focus on safety is reinforced each day through communication to our team members around safety awareness, risk identification and other essential safety protocols. Team members at our store locations and distribution centers receive specialized training to enhance our safety culture and reduce accidents.

During the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our team members and to reward our team members for their contributions to our success. These actions include providing personal protective equipment, expanding healthcare benefits and re-configuring working spaces and arrangements. We also made efforts to reward our team members by extending paid leave and paying additional discretionary bonuses to our team members for their contributions.

Compensation & Benefits

JOANN fosters a friendly, caring and flexible environment for its team members. Whether our team members are full-time or part-time, salaried or hourly, we offer benefits that fit their life. We provide competitive compensation and benefits programs for our team members. All eligible team members can invest in their future by participating in the Jo-Ann Stores, LLC 401(K) Savings Plan (“401(K)

Plan”), which includes an employer match, or our Employee Stock Purchase Plan (“ESPP”), which provides an opportunity to purchase JOANN stock at a 15% discount. Full-time team members are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off and a merchandise discount. Part-time associates are offered dental, vision, supplementary life insurance and a merchandise discount.

Training and Development

We offer all team members the tools, training and certifications to help them grow professionally. From initial onboarding to high potential leadership development, we believe in training and career growth for our team members. We actively attract, engage and hire talent who will connect with our vision and deliver on our mission. Our talent management team brings together performance management, talent assessment, succession planning and career planning. This team provides tools, resources and best practices to ensure we have the right talent in the right roles at the right time. We invest in executive coaching, assessments, internal development programs, external courses, peer networks, mentor programs and more.

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
•
intellectual property laws.

Continued compliance with such laws and regulations could prove to be costly and could affect various aspects of our business. For example, increases in minimum wages or changes in wage and hour laws could limit our growth and materially and adversely affect our business, financial condition and results of operations. Additionally, with the trend in environmental, health, transportation and safety regulations becoming more restrictive, such as certain physical and electronic accessibility requirements under the Americans with Disabilities Act of 1990, it is possible that the costs of compliance with such laws and regulations will continue to increase.

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

Information about our Executive Officers

The following table sets forth information about our executive officers, including their ages as of March 18, 2022. There are no family relationships among any of our executive officers.

Name	Age	Position
Wade Miquelon	57	President, Chief Executive Officer and Chairman of the Board of Directors
Matt Susz	53	Executive Vice President, Chief Financial Officer
Christopher DiTullio	49	Executive Vice President, Chief Customer Officer
Janet Duliga	55	Executive Vice President, Chief Administrative Officer
Robert Will	44	Executive Vice President, Chief Merchandising Officer
Ann Aber	44	Senior Vice President, Chief Legal Officer & Secretary
Varadheesh Chennakrishnan	53	Senior Vice President, Chief Information Officer
Joseph Thibault	54	Senior Vice President, Store Operations
Lisa Wittman-Smith	56	Senior Vice President, Inventory Management and Business Insights

Wade Miquelon was appointed as our President, Chief Executive Officer and a member of the board of directors in February 2019 and as Chairman of the Board of Directors in March 2021. Prior to that, Mr. Miquelon served as our Executive Vice President, Chief Financial Officer beginning April 2016 and as our interim President and Chief Executive Officer from October 2018 to February 2019. Previously, Mr. Miquelon served as Chief Financial Officer and Executive Vice President of Walgreens Boots Alliance, Inc., or The Walgreen Company, beginning in 2009, and later took on the additional responsibility as President, International, beginning in 2012. Prior to his tenure at The Walgreen Company, Mr. Miquelon served as Executive Vice President, Chief Financial Officer of Tyson Foods, Inc. Prior to that, Mr. Miquelon spent fifteen years as an executive at The Procter and Gamble Company and was based in Europe, Asia and the United States. In 2018, without admitting or denying any of the allegations, Mr. Miquelon consented to the issuance of an SEC order relating to his tenure at The Walgreen Company providing that he cease and desist from committing or causing any violation or future violations of Section 17(a)(2) of the Securities Act and pay a civil monetary penalty of $160,000. The suit was brought against The Walgreen Company and certain of its executives, including Mr. Miquelon. The order related to actions taken prior to 2015 and did not bar Mr. Miquelon from serving as an officer or director of a public company. Mr. Miquelon currently is a board member and serves on the compensation committee of Acadia Healthcare Company, Inc. and serves as the treasurer and trustee of National 4-H Council. He previously served on the boards of Alliance Boots, Lyric Opera and Chicago Shedd Aquarium.

Matt Susz was appointed as our Executive Vice President, Chief Financial Officer in February 2022 after serving as our Senior Vice President, Chief Financial Officer since February 2019. He previously served as our Senior Vice President, Chief Operating Officer since April 2018. Prior to that, Mr. Susz served as our Senior Vice President, Chief Information Officer from 2011 to 2018. Since joining the Company in 1996, Mr. Susz has served in various roles of increasing responsibility in our finance, information technology and operations departments. Prior to joining the Company in 1996, Mr. Susz worked at Arthur Andersen LLP in the audit practice. Mr. Susz currently serves on the board of directors of the United Way of Summit and Medina Counties.

Christopher DiTullio was appointed as our Executive Vice President, Chief Customer Officer in February 2022 after serving as our Senior Vice President, Chief Customer Officer since October 2019. His responsibilities cover all aspects in which our customer interacts with our brand, including field leadership and all aspects of store location operations, development and in-store experience; inventory management; omni-channel operations and customer care; marketing and brand organizations, inclusive of creative, digital marketing, digital experience, customer relationship management and customer insights and analytics. Mr. DiTullio joined the Company in 2005 and since that time has held various leadership roles in inventory management, marketing, e-commerce and omni-channel. Prior to joining the Company, Mr. DiTullio held roles in operations and inventory management with JC Penney, Homeplace, Inc. and Cole Vision. Additionally, Mr. DiTullio recently completed a six year term on the board of Association for Creative Industries (the craft and hobby industry association, formerly Craft & Hobby Association).

Janet Duliga was appointed as our Executive Vice President, Chief Administrative Officer in February 2022 after serving as our Senior Vice President, Chief Administrative Officer since February 2016. During her tenure with the Company, she completed her dissertation in organizational learning in 2018 at University of Pennsylvania. Dr. Duliga leads our human resources function, and directly oversees our legal, corporate communications, field asset protection, facility security and diversity and inclusion functions. Prior to joining the Company, she held an executive role at Sunglass Hut, a global division of international eyewear and optical health company, Luxottica, from 2010 to 2016. Previously, she worked in the human resources departments at both Pacific Sunwear from 2007 to 2010, and The Wet Seal from 2001 to 2003, and as employment liability counsel at Nordstrom, Inc. from 1999 to 2001. She began her career in the employment practice group of Sheppard Mullin Richter and Hampton and maintains her license to practice law in California.

Robert Will was appointed as our Executive Vice President, Chief Merchandising Officer in February 2022 after serving as our Senior Vice President, Chief Merchandising Officer since October 2019. In this role, Mr. Will is responsible for leading product merchandising strategy, execution and profitability across both the brick and mortar and e-commerce channels. He leads our product development and direct sourcing efforts including responsibility for our JADE office in Shanghai, China. Mr. Will also holds the role of executive sponsor of our e-commerce business. Mr. Will joined the Company in September 2016 and spent his first two years as Senior Vice President, General Merchandise Manager of the craft category. Prior to joining the Company, he spent six years at The Sports Authority with roles including Vice President, Divisional Merchandise Manager of Team and Winter Sports and Senior Vice President, General Merchandise Manager of their omni-channel hardgoods business. Prior to that, Mr. Will held a variety of merchandising and planning roles of increasing responsibility in apparel, footwear and hardgoods at Macy’s and Dick’s Sporting Goods.

Ann Aber was appointed as our Senior Vice President, Chief Legal Officer & Secretary in March 2021 and previously served as our Vice President, General Counsel & Secretary since April 2019. Her responsibilities include legal, corporate governance, environmental, social and governance (“ESG”) and classification and compliance. Prior to joining the Company, Ms. Aber served as Vice President & General Counsel at More Than Gourmet, a specialty food manufacturer, from September 2017 to April 2019. Prior to that, Ms. Aber acted as Counsel at Eaton Corporation plc from 2012 to 2017. Previously, Ms. Aber was an Associate in the Private Equity practice at Jones Day from 2008 to 2012. Ms. Aber currently serves on the board of directors of the Greater Cleveland Food Bank.

Varadheesh Chennakrishnan was appointed as our Senior Vice President, Chief Information Officer in March 2019. Prior to joining the Company, Mr. Chennakrishnan served in various roles of increasing responsibility at Ulta Beauty from May 2010 to March 2019, including Senior Vice President, Applications & Enterprise Architecture from January 2019 to March 2019, Vice President, Applications & Enterprise Architecture from February 2015 to December 2018 and Vice President, IT Services from February 2014 to February 2015. In 2010, Mr. Chennakrishnan served as a SAP Solutions Architect at Sabre Airline Solutions. Mr. Chennakrishnan also served as Senior Manager SAP at Insight from 2008 to 2010. Previously, Mr. Chennakrishnan worked as an independent SAP software consultant from 2007 to 2008, as Manager IS at Insight from 2001 to 2007, as Senior Software Analyst at Satyam from 1999 to 2000, as Senior Software Analyst at Larsen & Toubro Infotech from 1998 to 1999 and as Senior Maintenance Engineer at Southern Petrochemicals Industries Corporation from 1990 to 1996.

Joseph Thibault was appointed as our Senior Vice President, Store Operations in November 2021. In this role, he plans, directs, coordinates and oversees operational activities at all of our store locations. Previously, Mr. Thibault served as our Vice President of Operations Support and Facilities from September 2019 to November 2021 and Regional Vice President of the Mid-Atlantic from March 2015 to September 2019. Since joining the Company in August of 2002, Mr. Thibault has served in several key functional roles of increasing responsibility supporting our store locations in both a regional and national capacity.

Lisa Wittman-Smith was appointed as our Senior Vice President, Inventory Management and Business Insights in November 2021. In this role, she manages all aspects of company inventory, leads analytics for merchandise & promotions and drives optimization efforts within store assortments and supply chain. Prior to joining the Company, Ms. Wittman-Smith served as the Vice President, Business Insights at Visionworks of America, a leading provider of eye care services, from June 2019 to November 2021. Prior to that, she spent over 20 years at Luxottica, holding the title of Vice President, Marketing from November 2017 to May 2019 and Senior Vice President, Merchandise Planning and Allocation from May 2016 to October 2017.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We also make financial information, news releases and other information available on our corporate website at www.joann.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10- K and should not be considered part of this or any other report filed with the SEC.

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

Risks Related to Our Business

Increased freight costs on imported products could continue to adversely affect our business, financial condition and results of operations.

Ocean freight costs currently represent a significant portion of the cost of our imported products. Ocean freight rates on our imported products are affected by a myriad of factors, including COVID-19 related impacts on the global economy, COVID-19 shutdowns, petroleum prices, congestion at U.S. ports and ocean freight carrier capacity. We have experienced significant increases in ocean freight charges over the past year and recognized $46.6 million of excess import freight costs in fiscal 2022 as a component of cost of sales within the accompanying Consolidated Statements of Comprehensive Income (Loss) included elsewhere in this Annual Report on Form 10-K. Although we may be able to partially offset these increases through strategic purchasing, efficiency gains and pursuing various supply chain alternatives, such increases have adversely affected, and could continue to adversely affect our business, financial condition and results of operations.

Evolving U.S. trade regulations and policies, including with China and other Asian countries, have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations.

Our products are sourced from a wide variety of suppliers, including from suppliers overseas, particularly in China and other Asian countries. In addition, some of the products that we purchase from vendors in the United States also depend, in whole or in part, on suppliers located outside the United States. Restrictions or tariffs imposed on products that we or our suppliers import for sale in the United States have in the past, and may in the future, adversely and directly impact our cost of goods sold. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the United States and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the United States will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. For example, in 2018 and 2019, the United States imposed significant tariffs on various products imported from China, including certain products we source from China. The United States has also stated that further tariffs may be imposed on additional products imported from China if a trade agreement is not reached. On January 15, 2020, a “phase one” trade deal was signed between the United States and China and was accompanied by a decision from the United States to cancel a plan to increase tariffs on an additional list of products from China. However, given the limited scope of the phase one agreement, concerns over the stability of bilateral trade relations remain. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs. If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices, which could materially and adversely affect our results.

Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations.

Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations. Competition is intense in the Creative Products industry. We compete with various providers in this industry for customer attention, shopping visits, exclusive vendor relationships, leadership talent and in some cases front line team members and store locations. In order to retain and grow our market share, we must remain competitive in the areas of product assortment, price, convenience and customer service. In addition, the retail industry in general is subject to rapid technological change, which may increase the amount of capital we spend in the future as we work to sustain and grow our technological infrastructure and digital commerce capabilities in order to remain competitive. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the Creative Products industry.

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

The performance of our competitors as well as changes in their pricing and promotional policies, marketing activities, new store location openings, merchandising and operational strategies could impact our sales and profitability. Additionally, as our competitors continue to offer online ordering, ship to home and pickup in-store fulfillment, there is risk that we could lose market share, which could have a material and adverse effect on our business, financial condition and results of operations.

Our business is subject to continued uncertainty with respect to the ongoing COVID-19 pandemic.

The COVID-19 pandemic has had, and may continue to have, a material impact on our business, financial condition and results of operations. Since 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. Although vaccine rollouts have improved the outlook of the global economy generally, renewed waves and new variants of COVID-19 still pose risks to our business. Additional potential future impacts of the COVID-19 pandemic include, but are not limited to, difficulties in containing the virus and related variants, limited availability of effective vaccines and other medical treatments and stringent social distancing or lockdown efforts. In the broader economy, supply chain disruptions, elevated import and domestic freight costs and inflationary pressures on input costs and consumer discretionary spending decisions are currently impacting the pace of economic recovery and outlook, which have had, and could continue to have, a material impact on our business. We may also face challenges related to the impact of COVID-19 on the labor market, such as team member hiring and retention, as well as a shortage of required skills for certain positions.

The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration and severity of the pandemic, changes in consumer confidence and spending habits, the extent of any recession resulting from the pandemic and the cost and efficiency of our global supply chain, particularly availability of and rates paid for ocean freight and incremental costs incurred due to congested U.S. ports and availability of domestic trucking. As such, we are unable to accurately predict the future impact that the pandemic will have on our business, financial condition and results of operations. The COVID-19 pandemic may also have the effect of heightening other risks disclosed in this “Risk Factors” section.

Failure to attract, develop, motivate and retain qualified team members and effectively manage increases in labor costs as a result of competition for workers, labor shortages, labor market pressures and increased minimum wage requirements could limit our growth and materially and adversely affect our business, financial condition and results of operations.

Our success depends in part upon our ability to attract, develop, motivate and retain large numbers of qualified store support center, distribution center and store location support personnel who understand and appreciate our culture and are able to adequately represent our brand. The majority of our team members are in entry-level and part-time positions in our store locations with historically high rates of turnover. In order to successfully operate our physical network, we are reliant on the ability to recruit, develop, motivate and retain significant numbers of store managers and team members who are capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our brand, knowledge of our merchandise and the creative projects they support. Our operations and prospects could be adversely affected if we cannot attract and retain qualified management and team members.

Our ability to meet our labor needs while controlling our costs is subject to external factors such as competition for workers, labor shortages, labor market pressures, unemployment levels, prevailing wage rates, rising health care and other insurance costs, uncertainty about federal health care policies, minimum wage legislation, unionization of our workers, changes in employment legislation and regulations and changing demographics. As of January 29, 2022, approximately 1% of our team members were unionized, all of which work at our Hudson, Ohio distribution center. Our team members’ participation in labor unions could put us at increased risk of labor strikes and disruptions of our operations. In addition, changes in minimum wage laws and other employment laws can have a significant impact on our costs and customer experience if we fail to increase our wages competitively. In particular, in recent years, there have been significant increases in minimum wages in many jurisdictions, with more increases already anticipated in future years. As of January 29, 2022, we employed approximately 22,000 team members, approximately 77% of whom are part-time and paid at or above applicable minimum wages. Additionally, many of our salaried team members are paid at rates that could be impacted by changes to minimum pay levels for exempt roles. Any increases at the federal, state or municipal level to the minimum pay rate required to remain exempt from overtime pay may adversely affect our business, financial condition and results of operations. Furthermore, market competition may create further pressure for us to increase the wages paid to our team members or the benefits packages that they receive. If we experience market-driven increases in wage rates or in benefits or if we fail to increase our wages or benefits packages competitively, our ability to attract and retain team members could suffer. Consistently low unemployment rates may increase the likelihood or impact of such market pressures. Any failure to meet our staffing needs, any material increases in team member turnover rates or any increases in overall labor and health care costs could have a material and adverse effect on our business, financial condition and results of operations.

Failure to manage inventory effectively, predict new consumer trends or effectively react to changes in consumer buying habits could materially and adversely affect our business, financial condition and results of operations.

Due to the nature of our business, we purchase much of our inventory well in advance of each selling season. Therefore, our success depends in part on our ability to anticipate and respond in a timely manner to changing customer demands, preferences and buying habits. If we misjudge consumer preferences or demands or fail to timely and effectively react to changes in trends or overall consumer demand, we could have excess inventory that may need to be held for a long period of time, written down, sold at prices lower than expected or discarded in order to clear excess inventory at the end of a selling season. Conversely, if we underestimate consumer demand, we may experience shortages of key items and may not be able to provide products to our customers to meet their demand. Given the project and component nature of our business, these shortages could materially and adversely affect sales of other related products and even conversion of traffic to sales within our store locations and on our mobile application and website. We also sometimes experience long lead times for manufacturing and delivery of our products, particularly those that we source directly from foreign suppliers, which further increases inventory carrying costs. A failure to manage our inventory effectively, including a failure to manage inventory theft or loss rates, could have a material and adverse effect on our business, financial condition and results of operations. Additionally, any failure to identify and act upon new Creative Products trends prior to our competitors could provide a competitive advantage to our competitors and have a material and adverse effect on our business, financial condition and results of operations.

In addition, our store locations are generally located in strip and “big box” shopping centers, providing us with additional traffic beyond marketing efforts. Shopping center traffic may be adversely affected by, among other things, economic downturns, rising fuel costs, gasoline shortages, the closing of anchor store locations, shopping center occupancy rates and mix, new shopping centers and other retail developments, perceived safety of particular shopping centers or changes in customer shopping preferences. A decline in the popularity of visiting shopping centers among our target customers could have a material and adverse effect on customer traffic and our business in general. A reduction in traffic to shopping centers as a result of COVID-19 or other factors may lead to a decrease in our net sales and results of operations, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Similarly, disruptions in our distribution network could negatively affect our ability to meet customer demand both in our store locations and through our e-commerce business. We operate distribution centers to support our business. The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our store locations. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. If any facility is severely damaged or experiences disruptions in operations due to natural disasters or other catastrophic events, labor disagreements, information system issues, shipping problems or any other reasons, our other distribution centers would likely not be able to support the resulting additional distribution demands. In addition, we utilize a variety of fulfillment sources to deliver our e-commerce orders. We rely heavily on the orderly operations of each fulfillment source to receive and manage our inventory, process online orders and deliver directly to customers on a timely basis. Any disruptions in operations whether due to natural disasters, public health epidemics or pandemics, including the ongoing COVID-19 pandemic, catastrophic events, receiving issues, shipping problems, transitioning between fulfillment sources, other operational problems or inefficiencies or any other reasons could have a direct material and adverse effect on our business, financial condition and results of operations, in addition to potentially creating a customer perception issue that could independently have a material and adverse effect on our business, financial condition and results of operations.

We also rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors, from our distribution centers to our store locations, for direct shipments from vendors to store locations and to fulfill our customers’ online orders. Any disruptions to the transportation system or increases in transportation costs, for example, due to labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, strikes or slow-downs by port or transportation company employees, fuel shortages or transportation cost increases (such as increases in ocean shipping, trucking, or consumer package delivery rates; fuel costs or port fees) could have a material and adverse effect on our business, financial condition and results of operations. Our results of operations may also be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, adequate transportation resources to meet our needs.

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

Expanding e-commerce is an important part of our strategy to grow our omni-channel operations and to access international markets. Omni-channel retailing is rapidly evolving, and we must keep pace with customer preferences and expectations. In addition, dependence on e-commerce and omni-channel fulfillment subjects us to certain other risks, including:

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

General economic conditions may adversely affect our business, financial performance and results of operations. Consumer demand for the products that we sell, as well as our overall cost structure, could be adversely affected by higher interest rates, higher fuel and other energy costs, inflation, deflation, recession, competitive labor markets, lack of available consumer credit, higher consumer debt levels, lack of consumer confidence in future economic conditions, changes in tax laws, overall economic slowdown and/or other economic factors. Our sales generally represent discretionary spending by our customers, and thus, we may be more susceptible to factors negatively affecting consumer demand than others selling less discretionary products. Lower consumer demand for our products would cause our revenues, and possibly our profitability, to decline, while a prolonged economic downturn could have a material and adverse effect on our business, financial condition and results of operations.

In recent months, the costs of products, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the distribution and sale of our products have rapidly increased. Prolonged periods of inflation may have a negative impact on our profit margins and results of operations. In addition, product cost inflation may negatively impact consumer discretionary spending decisions, which could adversely impact our sales.

We may not be able to maintain or negotiate favorable lease terms.

We lease substantially all of our store locations. If lower cost commercial strip shopping center locations are unavailable, whether due to large scale redevelopment of shopping centers or otherwise, we may experience difficulties entering into new leases on favorable terms. In addition, we lease substantially all of our store locations generally for extended terms with a typical initial term of 10 years, and we had an average remaining term of obligation of 4.1 years as of January 29, 2022. The majority of our leases contain provisions for base rent and a small number of our leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. Although we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming store locations. If we decide to close store locations, we generally are required to continue paying rent and operating expenses for the balance of the lease term, or to pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated store locations, we may remain liable on the lease obligations if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing store locations, which can have a material and adverse effect on us.

If we are unable to renew, renegotiate or replace our leases or enter into leases for new store locations on favorable terms, our growth and profitability could be harmed, which could have a material and adverse effect on our business, financial condition and results of operations.

We are required to make significant lease payments for our leases, which may strain our cash flow.

We depend on net cash provided by operating activities to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash provided by operating activities, and sufficient funds are not otherwise available to us from borrowings under our senior secured asset based revolving credit facility originally dated October 21, 2016, as amended and restated on December 22, 2021 (the “ABL Facility”), our senior secured first lien term loan facility entered into on October 21, 2016, as amended on July 7, 2021 (the “First Lien Facility”) and, together with the ABL Facility, (the “Credit Facilities”) or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business.

Our reliance on foreign suppliers increases our risks of not obtaining adequate, timely and cost effective merchandise, as well as risks involved in foreign operations and foreign currency translation.

We are heavily dependent on foreign suppliers, particularly manufacturers located in China and other Asian countries. For example, during fiscal 2022, we purchased approximately 36% of our products directly from manufacturers located in foreign countries and we anticipate that this percentage will increase in coming years. In addition, many of our domestic suppliers purchase most of their products from foreign suppliers. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of a natural disaster, public health epidemic or pandemic, like the ongoing COVID-19 pandemic), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims. In addition, as part of our global sourcing strategy, we have undertaken efforts to diversify the countries from where we source products, which exposes us to increased risks associated with sourcing products from countries where we have limited or no prior operating experience, such as risks associated with complying with unfamiliar laws and regulations (including uncertainty regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights), ensuring that our suppliers comply with fair labor practices and human rights laws, ensuring that we comply with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, adapting to local cultures, standards and practices and overcoming limited personnel and lack of resources in foreign countries. Any of these risks could cause us to materially alter our business practices related to sourcing and/or impact our profitability resulting in a material and adverse effect on our business, financial condition and results of operations.

If any of our suppliers have practices that are not legal or accepted in the United States, consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers and/or interest groups. Further, if our suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. We conduct periodic audits at various suppliers and have terminated relationships with suppliers from time to time based on the results of those audits. However, there is no guarantee that we can identify all issues from such audits and therefore we rely in part on suppliers’ representations certifying their compliance with applicable laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the product we purchase, our ability to supply merchandise for our store locations without interruption, our brand image and, consequently, our sales may be materially and adversely affected.

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

Product assortment, price, convenience and customer service have a significant influence on consumers’ choices among competing products and brands. We may fail to meet assumptions underlying estimates of expected revenue growth or overall cost savings from marketing initiatives or renovations of our store locations, particularly if economic conditions deteriorate. If we misjudge consumer response to our existing or future promotional activities, our business, financial condition and results of operations could be materially and adversely affected.

Our continued growth depends on our ability to successfully implement our strategic initiatives, which are subject to a variety of risks and uncertainties.

We are in the process of implementing a store location refresh initiative focused on improving the profitability of our existing store locations by renovating those store locations and enhancing the product offerings within those store locations. This initiative has required, and will continue to require, significant incremental capital expenditures, and the capital required to implement the initiative across our remaining store locations may be more than we expect. Additionally, the success of our store location refresh initiative depends on the availability of enhanced store locations, our ability to grow market share relative to our direct competitors in the same area as our refreshed store locations, cost of materials or labor required to execute our refresh projects and ongoing economic viability of the areas where our refreshed store locations operate, many of which are outside of our control.

We are also investing in a number of initiatives that are expected to provide profitable revenue growth opportunities beyond our core store refresh and omni-channel initiatives. An example of this is our recently announced partnership with SVP Global on the upcoming launch of the Ditto product line and related digital subscriptions. As these are emerging ventures, we may not achieve anticipated benefits in the time frame that we expect, or at all, which could adversely affect our business, financial condition and results of operations. Such initiatives may also disrupt the operation of our current activities and divert management’s attention from other business matters.

We have also implemented a number of cost savings initiatives, including investing in product sourcing initiatives, talent for our indirect spend procurement function and supply chain initiatives to support our e-commerce growth. There can be no assurance that our store location refresh initiative, our cost savings initiatives or any future strategic initiatives will be successful, will result in the expected benefits or will be achieved on the anticipated timeframe, or at all. If we are unable to successfully implement our strategic initiatives on favorable terms, or at all, or if our initiatives are unsuccessful, our business, financial condition and results of operations could be materially and adversely affected.

Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have an adverse effect on our sales and gross profit.

Our proprietary branded merchandise represents a significant portion of our net sales. Our proprietary branded merchandise generally has a higher gross profit than the comparable third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands may limit the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer the appropriate breadth of assortment for many major brands could decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater risk, as we may fail to anticipate trends correctly. In addition, to the extent our proprietary brands underperform, our overall brand and reputation may be harmed. These risks, if they occur, could have a material and adverse effect on our business, financial condition and results of operations.

Any difficulty executing or integrating an acquisition, business combination or other strategic transaction could materially and adversely affect our business, financial condition and results of operations.

We have made strategic acquisitions and investments in the past to help drive our growth and pursue strategic initiatives, and we intend to pursue similar opportunities in the future. Any difficulty in executing or integrating an acquisition, business combination or other strategic transaction may result in our inability to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business, financial condition and results of operations. Such transactions may also disrupt the operation of our current activities and divert management’s attention from other business matters. In addition, our Credit Facilities place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

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

Various federal and state laws govern our relationship with, and other matters pertaining to, our team members, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain team members, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and results of operations. We have been party to such lawsuits in the past, including in class action lawsuits, and may be subjected to similar suits in the future. In addition, any changes to existing employment laws or regulations or any new employment laws or regulations that are adopted may make it more difficult and costly for us to operate our business, and in turn, adversely affect our operating results.

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

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends, and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could materially and adversely affect our business, financial condition and results of operations.

The success of our marketing and e-commerce initiatives are dependent on our ability to collect, maintain, process and use data obtained through our interactions with customers online. Our use of this information is subject to evolving federal, state and foreign laws and enforcement trends. Failure to comply with existing and future laws and other legal obligations relating to privacy, data protection and customer protection, including those relating to the use of data for marketing purposes, may impede our ability to effectively engage customers via personalized marketing tactics, increase our potential monetary liability, damage our reputation and adversely affect our business and operating results. We are impacted, in particular, by the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020 and is intended to enhance privacy rights and consumer protection for residents of California, as well as the Colorado Privacy Act and the Virginia Consumer Data Protection Act. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which amends and expands the CCPA with additional data privacy compliance requirements that may adversely impact our business, and establishes a regulatory agency dedicated to enforcing these requirements. In the event that we are unable to timely comply with the new compliance demands, or new compliance regimes as a result of expanding our business, significant fines or penalties could result and could adversely affect our reputation and have a material and adverse effect on our business, financial condition and results of operations.

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

We rely on third parties to support our business, including, among other things, portions of our technology development and support and certain payment processing services. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, if we fail to properly manage those third parties, or if they fail to meet our performance standards and expectations, including with respect to data security, then our reputation, sales and results of operations could be adversely affected. In addition, we could face increased costs or be limited in finding replacement providers or hiring and retaining team members to provide these services in-house.

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

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. As of January 29, 2022, we were utilizing approximately 650 merchandise suppliers. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our store locations. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.

Risks Related to Our Capital Structure, Indebtedness and Capital Requirements

We may face risks related to our indebtedness, which included $794.3 million of outstanding debt as of January 29, 2022.

Our indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the debt instruments. We had $794.3 million in debt outstanding and had $239.6 million available for borrowing under our ABL Facility as of January 29, 2022.

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

The agreements governing our Credit Facilities contain a number of restrictive covenants imposing significant operating and financial restrictions on us, including restrictions that may limit our ability to:

•
pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;
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

In addition, the credit agreement governing our ABL Facility requires that we maintain a minimum fixed charge coverage ratio if excess availability is less than a specified percentage of the lesser of (i) the borrowing base and (ii) our maximum revolving commitments at any time. Our ability to meet this requirement can be affected by events beyond our control, and we may not be able to meet this ratio. A breach of any of these covenants could result in an event of default under our Credit Facilities and/or other agreements containing cross-default provisions, which could result in our lenders accelerating our debt by declaring amounts outstanding under our debt instruments, including accrued interest, to be immediately due and payable. If we are unable to pay those amounts, the lenders under our Credit Facilities could proceed against the collateral granted to them to the extent such collateral secures such indebtedness. We may not be able to generate sufficient cash to service our indebtedness or satisfy our obligations upon an event of default and may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Our success depends in large part on our brand image and our ability to build and maintain brand loyalty. Our company’s name, logo, domain name and our proprietary brands and our registered and unregistered trademarks are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of trademark, trade dress, patent, copyright and unfair competition laws to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and other proprietary rights by others, including imitation and misappropriation of our brand. We cannot assure you that obstacles related to securing additional intellectual property rights will not arise as we expand our products and geographic scope. The unauthorized use or misappropriation of our intellectual property could damage our brand identity and the goodwill we have created for our company, which could cause our sales to decline. We cannot guarantee that the operation of our business does not, and will not in the future, infringe or violate the rights of third parties. Litigation may be necessary to protect or enforce our intellectual property rights or to defend against third party claims. Any such litigation, regardless of merit, is inherently uncertain and could be time-consuming and result in substantial costs and diversion of our resources, causing a material and adverse effect on our business, financial condition and results of operations. If we cannot protect our intellectual property rights, our brand identity and the goodwill we created for our company may diminish, causing our sales to decline. If we are found to infringe or violate the rights of a third party, we may be forced to stop offering, or to redesign, certain products or services, to pay damages or royalties or to enter into licensing agreements, which may not be available on commercially reasonable terms or at all.

Most of our intellectual property has not been registered outside of the United States, and we cannot always prohibit other companies from using our unregistered trademarks in foreign countries. Use of our trademarks in foreign countries by others could materially and adversely affect our identity in the United States and cause our sales to decline.

Failure to adequately maintain the security of, and prevent unauthorized access to, our electronic and other confidential information, including customer and team member personal information, could materially and adversely affect our business, financial condition and results of operations.

We are dependent upon automated information technology processes, and a large portion of our business operations is conducted electronically, increasing the risk of interception or attack that could cause loss or misuses of data, system failure or disruption of operations. As part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers and team members. We share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our e-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We and/or our third-party vendors, some of our competitors and other companies have in the past experienced data security breaches involving team member and customer personal and financial information, including fraudulent activity on payment cards, and we could suffer a similar attack in the future. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Improper activities by unauthorized third parties, unidentified security vulnerabilities within applications or platforms we utilize, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, or those of third parties with whom we do business, payment card terminals or other payment systems. The techniques used by criminals to obtain unauthorized access to systems or sensitive data change frequently and often are not recognized until after being launched against a target, and accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures, and there may be a significant delay between the initiation of an attack on our systems and our recognition of the attack. New or changing risk profiles related to data security could require that we expend significant additional resources to enhance our information security systems.

Any failure on the part of us or our vendors to maintain the security of our confidential data and our team members’ and customers’ personal information, including via the penetration of our network and the misappropriation of confidential and personal information, could result in business disruption, theft of funds and other monetary loss, weaker than expected sales, significant negative media attention, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also could result in deterioration in our team members’ and customers’ trust and confidence in us and other competitive disadvantages, and thus have a material and adverse impact on us. Investigations into a data breach, including how it occurred, its consequences and our responses, by state and federal agencies would possibly lead to fines, other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our information systems and collect and use customer information and put us at a competitive disadvantage with other retailers. Furthermore, payment card networks with payment cards impacted by a data breach may pursue claims against us, either directly or through our acquiring banks.

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

Intentional or accidental disruptions to our information systems or those of third party software applications that support our business, including our mobile application and primary e-commerce website, or our failure to adequately support, maintain, secure and upgrade these systems could materially and adversely affect our business, financial condition and results of operations.

We depend on a variety of information systems for the efficient functioning of our business and rely on continued and unimpeded access to the internet, and we have in the past experienced disruptions of these information systems, resulting in disruptions to our business, including the ability for customers to transact on our website and in our store locations. We are heavily dependent upon our mobile application as a means of generating online and in-store sales, along with growing customer engagement and perception of our brand. Our mobile application is hosted by a third party and supported by another outside development firm. In addition, joann.com, our website platform, is operated using a software-as-a-service, or SaaS, model provided to us by an independent third party. We also rely on our order management system, which is provided by a third party, to route all of our e-commerce orders for proper fulfillment. Any failures or interruption of our mobile application, website or order management system, or incidents or failures experienced by our third party service providers, could harm our ability to serve our customers through these channels, which could adversely affect our business and operating results.

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

Any material disruption or slowdown of our systems could, among other things, cause information to become lost or inaccurate, cause delays or other problems for our internal operations and customers and generate negative publicity. We may experience operational problems with our information systems as a result of power outages, computer and telecommunication failures, database corruption, denial-of-service attacks, viruses and other malicious software programs, security breaches, natural disasters, cyber-attacks, acts of war and terrorist and criminal activities, employee usage errors or other causes. Cyber incidents may result in loss of sensitive data, intellectual property or funds. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may not immediately produce signs of intrusion. Therefore, we may be unable to implement adequate preventive measures. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to recover, fix or replace them or to increase our cyber security protections, and we may suffer interruptions in our operations in the interim, damage to our reputation, legal and financial exposure and potentially a material and adverse effect on us. In addition, such interruptions could negatively impact customer experience and customer confidence. We also rely heavily on our information technology staff. Our inability to meet staffing needs could adversely impact our technology and business initiatives and maintenance on existing systems, which could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to payment-related risks.

We accept payments using a variety of methods, including cash, check, credit card, debit card, gift cards, direct debit from a customer’s bank account and other third-party payment service providers. For existing and future payment options that we offer to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment options) as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment processing services, including the processing of credit cards, debit cards, electronic checks and gift cards. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. We also are subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees, lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers or facilitate other types of online payments, and our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in a significant loss of your investment.

The market price of our common stock may volatile and fluctuate substantially due to factors, including, without limitation:

•
variations in our operating results compared to market expectations or any guidance given by us or changes in our guidance or guidance practices;
•
changes in the preferences of our customers;
•
low total comparable sales growth and gross profit compared to market expectations;
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
•
announcements by us or our competitors of new store locations, capacity changes, strategic investments or acquisitions;
•
actual or anticipated variations in our or our competitors’ operating results and our competitors’ growth rates;
•
future sales of our common stock or the perception that such sales may occur;
•
changes in senior management or key personnel;
•
changes in laws or regulations or new interpretations or applications of laws and regulations that are applicable to our business;
•
lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•
action by institutional shareholders or other large shareholders;
•
events beyond our control, such as war, terrorist attacks, transportation and fuel prices, natural disasters, severe weather and widespread illness or pandemics, including developments relating to the COVID-19 pandemic;
•
speculative trading in, and short sales of, our stock as well as trading phenomena such as the “short squeeze”; and
•
the other factors listed in this “Risk Factors” section.

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

We are controlled by LGP, which owns 68.6% of our common stock as of January 29, 2022. Accordingly, LGP currently controls the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. Pursuant to the amended and restated shareholders agreement by and among LGP, certain of our directors and executive officers, certain other existing shareholders and the Company (the “Shareholders Agreement”), LGP is entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors. So long as LGP owns, in the aggregate, (i) at least 50% of the total outstanding shares of our common stock, LGP will be entitled to nominate five directors, (ii) less than 50%, but at least 40% of the total outstanding shares of our common stock, it will be entitled to nominate four directors, (iii) less than 40%, but at least 30% of the total outstanding shares of our common stock, it will be entitled to nominate three directors, (iv) less than 30%, but at least 20% of the total outstanding shares of our common stock, it will be entitled to nominate two directors, (v) less than 20%, but at least 10% of the total outstanding shares of our common stock, it will be entitled to nominate one director and (vi) less than 10% of the total outstanding shares of our common stock, it will not be entitled to nominate a director. The directors LGP elects have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to shareholders. Even if LGP were to own or control less than a majority of our total outstanding shares of common stock, it is able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In particular, holders of approximately 68.6% of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Any sales of securities by these shareholders could have a material and adverse effect on the trading price of our common stock.

Because our executive officers hold or may hold restricted shares units or option awards that will vest upon a change of control, these officers may have interests in us that conflict with yours.

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

We paid dividends equal to $0.30 per share on our common stock to holders of our common stock during fiscal 2022. We, however, have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and amount of any future dividends is subject to the discretion of our board of directors in determining whether dividends are in the best interest of our shareholders based on our financial performance and other factors and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. See “Dividends” in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Future dividends may also be affected by factors that our board of directors deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future, and any return on investment in our common stock may be solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws as well as provisions of the General Corporation Law of the State of Delaware (the “DGCL”) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include:

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
•
prohibiting shareholder action by written consent (and, thus, requiring that all shareholder actions be taken at a meeting of our shareholders) if LGP ceases to own, or no longer has the right to direct the vote of, at least 50% of the voting power of our common stock;

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or federal district courts of the United States are the sole and exclusive forum for certain types of lawsuits, which could limit our shareholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or team members.

Our amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other team members to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or the proposed bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine has to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

If securities or industry analysts do not publish or cease publishing research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about us or our industry. In addition, we may be unable or slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

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

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We have evaluated our internal controls systems to allow management to report on our internal controls over financial reporting. We have also performed the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act.

We were required to comply with Section 404 (other than including an auditor attestation on management’s internal controls report) in this Annual Report on Form 10-K. In addition, we expect that we will be required to comply with Section 404 in full (including an auditor attestation on management’s internal controls report) in our annual report on Form 10-K for the year ending January 28, 2023. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that require remediation. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing and enhancing our internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if we are required to make restatements of our financial statements or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy, completeness or reliability of our financial reports and the trading price of our common stock may be adversely affected, and we could become subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to the capital markets.

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

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics (such as the ongoing COVID-19 pandemic), unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. Such events could result in physical damage to or destruction or disruption of one or more of our properties (including our corporate offices, distribution centers and store locations) or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data, utility and communications disruptions, fewer customers visiting our store locations, including due to quarantines or public health crises, the inability of our customers to reach or have transportation to our store locations directly affected by such events and the inability to operate our e-commerce business. In addition, these events could cause a temporary reduction in consumer sales or the ability to sell our products or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our store support center, one of our distribution centers and one store location are located in a 1.4 million square foot facility on approximately 119 acres in Hudson, Ohio. Our building is sitting on 35 acres with an additional 84 acres of land surrounding the facility. We own both the facility and the real estate. The distribution center occupies 1.0 million square feet and the remainder is used as our store support center and a store location. We lease three distribution centers. We lease and operate a distribution center in West Jefferson, Ohio that is approximately 830,000 square feet located on a 61-acre site. The initial term of the lease expires in June 2028 with renewal options for up to an additional 18 years. We lease and operate a distribution center in Opelika, Alabama that is approximately 700,000 square feet situated on a 105-acre site. The initial term of the lease expires in June 2041 with renewal options for up to an additional 20 years. We lease and operate a distribution center in Visalia, California that is approximately 730,000 square feet occupying 86 acres. This distribution center consists of two facilities with separate leases. The first lease's initial term expires in October 2026 with renewal options for up to an additional 40 years. The second lease expires in May 2024 and has no renewal options.

The majority of our remaining properties that we occupy are leased store location facilities, located primarily in high-traffic shopping centers. All leases are operating leases and generally have initial terms of 10 years with renewal options for up to 25 years. Certain leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During fiscal 2022, we incurred $267.8 million of occupancy costs, including common area maintenance, taxes and insurance for store locations.

As of January 29, 2022, the current terms of our leases (including store locations not yet open), assuming we exercise all lease renewal options, were as follows:

Fiscal Year Lease Terms Expire	Number of Store Location Leases
Month-to-month	10
2023	39
2024	33
2025	33
2026	25
2027	17
Thereafter	704
Total	861

Item 3. Legal Proceedings

We are now, and may be in the future, involved in various lawsuits, claims and proceedings incident to the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of such proceedings will not have a material adverse effect on our business, financial condition and results of operations. See Note 13—Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

Our common stock trades on the Nasdaq Global Market under the symbol “JOAN.”

Stockholders

As of January 29, 2022, there were approximately eight stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

We paid cash dividends equal to $0.30 per share in fiscal 2022. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our shareholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which in turn limits our ability to pay dividends on our common stock.

Stock Performance Graph

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the Russel 2000 Index and the Dow Jones US Specialty Retailer Index. The graph assumes $100 invested on March 12, 2021 in the Company’s common stock and each of the indices.

	3/12/2021	4/3/2021	5/1/2021	5/29/2021	7/3/2021	7/31/2021	8/28/2021	10/2/2021	10/30/2021	11/27/2021	1/1/2022	1/29/2022
JOANN Inc.	$100.00	$86.04	$112.08	$115.35	$119.67	$127.07	$121.81	$92.35	$84.72	$81.24	$86.88	$84.03
Russell 2000 Index	$100.00	$95.80	$96.33	$96.44	$98.00	$94.62	$96.79	$95.28	$97.64	$95.46	$95.43	$83.67
Dow Jones US Specialty Retailers	$100.00	$104.16	$103.77	$100.90	$106.01	$105.49	$109.72	$110.08	$119.72	$121.97	$116.12	$88.70

Issuer Purchases of Equity Securities

On September 9, 2021, our board of directors authorized a $20 million share repurchase program with an expiration date of March 9, 2022. We began repurchasing shares under the authorization during the third quarter of fiscal 2022. Under the share repurchase program, we have repurchased 1,889,050 shares of common stock at an average price of $10.59, for a total of $20.0 million. The Company has now purchased the maximum dollar value of shares allowable under the program and no additional purchases will be made without additional authorization from the board of directors. The table below presents information with respect to our common stock purchases made during the thirteen weeks ended January 29, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
October 31, 2021 through November 27, 2021	—	$—	—	$9,159,136
November 28, 2021 through January 1, 2022	661,499	9.98	661,499	2,559,257
January 2, 2022 through January 29, 2022	248,621	10.29	248,621	—
Total	910,120	$10.06	910,120	$—

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information included in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal 2020” relate to the 52 weeks ended February 1, 2020, references herein to “fiscal 2021” relate to the 52 weeks ended January 30, 2021 and references herein to “fiscal 2022” relate to the 52 weeks ended January 29, 2022.

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

As the nation’s category leader in Sewing with approximately one-third market share, based on our internal research estimates of market share of the Creative Products industry that primarily consist of a survey of Creative Product consumers as of July 31, 2020, we believe we offer the broadest selection of products while being committed to providing the most inspiration, helpful service and education to our customers. While we continue to gain market share and solidify this leadership position in Sewing, which represented 43% of our total net sales in fiscal 2022, we have also been growing our share of and believe we have further significant share opportunity in the arts and crafts category. We are well-positioned in the marketplace and have multiple competitive advantages, including our broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. We offer an extensive assortment, which at its seasonal peak, averages more than 128,000 SKUs in stores and over 273,000 SKUs online, across Creative Product categories. Over 50% of our in-store net sales cannot be directly comparison-shopped because of our strong and growing own-brand portfolio, including our copyrighted or proprietary fabric patterns and designs and factory direct relationships. We have expanded access to this broad assortment through e-commerce and digital capabilities that complement our physical network, drive customer engagement and deliver an exceptional customer experience while supporting consistently strong gross margins. Through our omni-channel platform, we serve our customers in a differentiated manner by offering several convenient fulfillment options, including BOPIS, curbside pick-up and ship-to-home offerings. Our omni-channel platform operates at a large scale, having generated approximately $299 million, $511 million and $126 million in net sales in fiscal 2022, 2021 and 2020, respectively. Our data-driven digital capabilities further reinforce our relationship with our customers. Customers can interact with our brand whenever and however they want. Customers connect with us through our mobile-first website, joann.com, both domestically and internationally, as well as our widely-used mobile application with more than 14 million downloads. As of the end of fiscal 2022, we had approximately 77 million addressable customers in our vast database, approximately 19 million customers in our email database and over four million customers in our SMS text database. These points of differentiation are reinforced by our knowledgeable, friendly and trusted team members, a significant number of whom are sewing and craft enthusiasts, who offer a service-oriented experience for our customers that we believe cannot be replicated by mass retailers or pure play online players.

Starting in 2016, we accelerated our journey to transform JOANN by reinventing the in-store and digital customer experience. We recruited talent at every level of the company and across all key business areas to complement our existing expertise. This undertaking has resulted in significant enhancements to our value proposition, including reinvigorating our core merchandise assortment, refreshing our branding, developing a store location refresh prototype and improving the customer experience. We improved our assortment by conducting a systematic review of all categories at a product-level and all layouts at a store location-level in order to optimize sales and gross margin. We have also expanded our data-driven digital footprint, which includes our extensive digital marketing assets, CRM system, social media platforms and e-commerce capabilities. We better understand our customers through our centralized database that brings together how each customer interacts in our physical and digital properties and provides a holistic view of their behavior. We are able to utilize this data to drive engagement with our brand, create loyalty and inspire, educate and ensure we are increasing our share of customer spend through timely and relevant marketing. By using data and digital contact channels, including email and SMS digital display, and leveraging our mobile application, we are able to contact customers with personalized content and provide the convenience to shop wherever and however they choose. We believe that these core initiatives and transformational investments have driven our performance and increased customer engagement over the last several years and strategically position us to continue to create long-term value.

Factors Affecting Our Business

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. Spending by customers on our products and services is primarily discretionary, and as a result, generally positive economic conditions create increased discretionary household income that promotes higher levels of spending across our business. However, the creative activities we support tend to be lower cost than other leisure activities, which could protect us to a certain degree from economic downturns. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, availability of consumer credit, interest rates, tax rates, inflation and fuel and energy costs. Macroeconomic factors can also affect our input and labor costs, notably inflation, as our financial results and ability to invest in the business are directly impacted by increases or decreases in the cost of goods and services required in our operations and initiatives. In addition to inflation, our input and labor costs are impacted by mandated costs such as minimum wages and trade policies, most significantly tariffs and duties on our products imported from foreign countries. The implementation of incremental U.S. tariffs on Chinese imports in particular has had a significant impact on our cost of goods sold, product demand and sourcing strategies.

The COVID-19 pandemic. The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the global economy. We continue to work with government and health authorities to operate our business, including our store locations, distributions centers and other facilities. We also continue to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our team members, customers and their families worldwide. We continue to manage the impacts on supply chains, inflationary costs and labor availability and costs, but the duration of the COVID-19 pandemic and the long-term impacts on the economy are uncertain and could negatively impact our results of operations.

Management of inventory and our supply chain. We offer an extensive assortment, which at its seasonal peak, averages more than 128,000 SKUs in stores and over 273,000 SKUs through our e-commerce platforms, across Creative Product categories. The high number of SKUs required to support our business as well as the need to introduce new products and manage seasonality create complexity in our operations. We also sometimes experience long lead times for manufacture and delivery of our products, particularly those that we source directly from foreign suppliers, which further increases inventory carrying costs. The ability to effectively forecast product demand, maintain a high number of vendor relationships and order volume, replenish and allocate product and manage distribution and logistics are all critical to our success. Issues with any of these processes could result in lost sales or excess inventories which would have a negative impact on our results of operations.

Shipping and freight costs. A significant portion of our products are sourced from suppliers overseas. During fiscal 2022, we experienced higher than expected import and domestic freight costs largely due to COVID-19 driven inflationary pressures, transportation shortages, labor shortages and port congestion. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of these additional costs through strategic purchasing, efficiency gains and pursuing various supply chain alternatives. However, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

Size and loyalty of our customer database. Our ability to effectively market to our customers is a critical component of our business success. We tier our customers based on total sales volume and frequency of purchase. For fiscal 2022, 34% of our net sales were generated by our top three million customers. Our recent success is also being largely driven by new customers added to our database, as 10% of our net sales for fiscal 2022 were generated by new customers added to our database over that same time period.

Competition. The Creative Products industry includes specialty retailers and mass merchandisers that provide assortments in many of our categories albeit typically with more limited breadth, local shops that tend to feature select categories (e.g., quilting and yarn shops) and pure play e-commerce players. We compete with all of these providers for customer attention, shopping visits, exclusive vendor relationships, leadership talent and, in some cases, front line team members and store locations. Our ability to be effective across all of those points of competition has a significant effect on our results of operations.

Effective development and sourcing of products. Our business success requires that we provide relevant and innovative products to our customers at competitive prices. Development of those products is dependent on effective relationships with key suppliers and, in many cases, internal development of new products or application of current consumer trends to existing product lines. Our ability to develop, promote and apply our exclusive brands to new products is a critical component of building competitive assortments that drive our sales. Our ability to effectively source products, including through factory direct relationships, allows us to offer assortments at competitive prices while maintaining profitable product margins.

Investments in our store locations, technology, infrastructure, team members and new business opportunities. We have made, and will continue to make, significant investments in our business and operations. We believe these investments have laid the foundation for our results of operations and continued profitable growth. Refreshing our store locations, enhancing our omni-channel and other customer-facing and supporting technologies, strengthening our core business processes, adding talent while developing our current team and making investments in ventures that augment our current business are critical to sustaining a vibrant enterprise that will drive strong financial results.

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

Net Sales

Net sales are derived from direct retail sales to customers in our store locations and online, net of merchandise returns, discounts and coupons, and excluding sales tax. Growth in net sales is impacted by total comparable sales, new store location openings, store location refreshes and closures.

Total Comparable Sales

Total comparable sales are an important measure throughout the retail industry. This measure allows us to evaluate how our store location base and e-commerce business are performing by measuring the change in period-over-period net sales in store locations that have been open for the applicable period. We define total comparable sales as net sales for store locations that have been open for at least 13 months as well as net sales for store locations that have not been relocated, expanded or downsized in the last 13 months. In addition, total comparable sales include our e-commerce sales generated via joann.com (online sales for all products) and creativebug.com (online sales of digital videos for crafting projects). There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Annual Report on Form 10-K regarding our total comparable sales may not be comparable to similar data made available by other retailers.

Gross Profit

Gross profit is calculated as net sales less cost of sales. Cost of sales consists primarily of the direct cost of merchandise sold at our store locations and through our e-commerce platforms, along with several other costs including freight expense, vendor allowances and cash discounts, inventory shrink and clearance activity. We define gross margin as gross profit divided by net sales.

Our calculations of gross profit may not be directly comparable to those of our competitors. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude the indirect portion from gross profit and include it within selling, general and administrative (“SG&A”) expenses. We include distribution costs that are directly associated with the acquisition of our merchandise and delivery to our store locations in cost of sales. These costs are primarily freight incurred when we receive merchandise shipments from the vendor to our distribution centers or directly to our store locations and also when we ship merchandise from our distribution centers to our store locations. Freight incurred to ship e-commerce orders to our customers is also included in our cost of sales. These freight costs as well as duties, including tariffs, related to import purchases and internal transfer costs are considered to be direct costs of our merchandise and, accordingly, are recognized as cost of sales when the related merchandise is sold.

Purchasing, receiving, warehousing, fulfillment of e-commerce orders (excluding shipping costs) and other costs of our distribution network (including depreciation) and store location occupancy costs are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A expenses.

Selling, General and Administrative Expenses

SG&A expenses consist of various costs related to supporting and facilitating the sale of merchandise in our store locations and via our e-commerce platforms. These costs include, but are not limited to, store location, distribution center and administrative payroll, team member benefits, stock-based compensation, occupancy, facility and operating costs for our store locations, distribution centers and corporate offices, advertising expenses, payment card acceptance and interchange fees, store location and distribution center pre-opening and closing costs and other administrative expenses.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on form 10-K. Discussion of the 52 weeks ended January 30, 2021 compared with the 52 weeks ended February 1, 2020 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

Statement of Consolidated Income Data:

	Fiscal Year Ended
(In millions)	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$2,417.6	$2,762.3	$2,241.2
Gross profit	1,212.7	1,366.2	1,105.3
SG&A expenses	1,032.9	1,132.0	977.4
Operating profit (loss)	99.7	154.2	(436.4)
Net income (loss)	56.7	212.3	(546.6)

Other Operational Data:

	Fiscal Year Ended
(Dollars in millions)	January 29, 2022	January 30, 2021	February 1, 2020
(Decrease) increase in comparable sales vs. prior year	(12.4)%	23.5%	(3.6)%
Gross margin	50.2%	49.5%	49.3%
SG&A expenses as a % of net sales	42.7%	41.0%	43.6%
Operating profit (loss) as a % of net sales	4.1%	5.6%	(19.5)%
Adjusted EBITDA (1)	$242.5	$323.3	$153.4
Pre-opening and closing costs excluding loss on disposal of fixed assets	$8.8	$5.5	$9.3
Adjusted EBITDA as a % of net sales	10.0%	11.7%	6.8%
Total store location count at end of period	848	855	867

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the 52 Weeks Ended January 29, 2022 and January 30, 2021

Net Sales

Net sales were $2,417.6 million for fiscal 2022, a decrease of $344.7 million or 12.5% compared to fiscal 2021. Total comparable sales decreased 12.4% for fiscal 2022 compared to a 23.5% total comparable sales increase for the prior year. The total comparable sales decrease resulted primarily from a decrease in transaction volume partially offset by an increase in average ticket. We saw a decline in our Sewing category due to the reduction in demand for supplies to produce personal protective equipment related to COVID-19 in the prior year.

Gross Profit

Gross profit was $1,212.7 million for fiscal 2022, a decrease of $153.5 million or 11.2% compared to fiscal 2021. That decrease was driven by lower net sales and partially offset by an increase in our gross margin. Gross margin was 50.2% for fiscal 2022, an increase of 70 basis points compared to fiscal 2021. Improvement in our gross margin was driven by our strategic sourcing efforts along with optimization of our promotional discounts. In addition, we experienced favorable shrink results driven by various initiatives implemented last year to better control inventory theft, along with reduced outbound freight costs associated with a lower penetration to total sales of ship-from-store online orders compared to fiscal 2021, which were in part pandemic driven. These savings were offset in part by additional freight costs, both domestic and import, primarily due to increasing freight rates. The increase in freight rates was primarily driven by the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports resulting from conditions caused by the COVID-19 pandemic.

Selling, General and Administrative Expenses

SG&A expenses were $1,032.9 million for fiscal 2022, a decrease of $99.1 million or 8.8% compared to fiscal 2021. This decrease was primarily driven by additional store labor expense in fiscal 2021 due to premium pay and additional labor needed to support the significant increase in ship-from-store orders along with support needed for the excess cleaning and facilities management in our stores that did not reoccur in fiscal 2022. In addition, SG&A expenses were favorably impacted by lower incentive compensation accruals in fiscal 2022 compared to the prior fiscal year.

As a percentage of net sales, SG&A expenses for fiscal 2022 were 42.7%, an increase of 170 basis points compared to fiscal 2021. This increase was primarily due to our 12.4% total comparable sales decline in fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $80.1 million in fiscal 2022, an increase of $0.1 million compared to fiscal 2021. This increase was driven primarily by investments in capital projects that were placed in service in late fiscal 2021 and fiscal 2022 offset by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022.

Goodwill and Trade Name Impairment

There were no goodwill or trade name impairment losses recorded in fiscal 2022 or fiscal 2021 due to no indication of impairment.

Interest Expense

Interest expense for fiscal 2022 was $51.2 million, a decrease of $17.8 million compared to fiscal 2021. This decrease in interest expense was primarily due to lower average borrowings. The decrease was also partially due to lower interest rates as a result of the repayment of the Term Loan due 2024 and our term loan refinancing during the first thirty-nine weeks of fiscal 2022. Partially offsetting these decreases, we recorded $3.0 million of financing costs related to our term loan refinancing in July 2021. The average debt level in fiscal 2022 was $811.6 million compared to $1,054.6 million in fiscal 2021. The weighted average interest rate was 5.29 percent and 5.99 percent for fiscal 2022 and fiscal 2021, respectively.

We had $794.3 million of debt outstanding (face value) as of January 29, 2022 versus $793.7 million as of January 30, 2021.

Debt Related Loss (Gain)

During fiscal 2022, we refinanced our Term Loan due 2023. A write-off of the deferred charges and original issue discount, totaling $3.1 million associated with the original debt issuance was recognized within debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) included elsewhere in this Annual Report on Form 10-K. In addition, during fiscal 2022, we refinanced our ABL Facility and wrote off $0.3 million of previously deferred costs. Also contributing to the debt related loss, was a $0.9 million write-off of the original issue discount and deferred issuance costs related to the paydown of the Term Loan due 2024. The Term Loan due 2024 was retired at face value. Partially offsetting these losses, during the first quarter of fiscal 2022, we repurchased $1.9 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $1.0 million gain. A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to the debt related gain.

During fiscal 2021, we repurchased $351.5 million in face value of the term loans pursuant to our First Lien Facility and our Second Lien Facility, at an average of 54% of par, resulting in a $155.1 million gain, which is included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) included elsewhere in this Annual Report on Form 10-K. A write-off of the deferred charges and original issue discount, totaling $6.0 million, associated with the original debt issuance was recognized as an offset to the gain recognized. The term loan repurchases were executed, following a competitive market bidding process, through several open market purchases on arm’s length terms and in compliance with the terms of the underlying credit agreements.

See Note 2—Financing to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Gain on Sale Leaseback

We recognized a gain on the sale of fixed assets of $24.5 million during fiscal 2022. The gain was attributable to the sale and leaseback of our distribution center in Opelika, Alabama. See Note 15—Gain on Sale and Leaseback to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Income Taxes

Our effective income tax rate for fiscal 2022 was 18.7% compared to 11.7% for fiscal 2021. The increase in the effective income tax rate in fiscal 2022, as compared to fiscal 2021, resulted primarily from fiscal 2021 rate-lowering activity, including the reversal of the valuation allowance for the deferred tax asset relating to the interest expense carryover, and an effective tax rate benefit for a net operating loss carried back to tax years with a federal tax rate of 35% versus 21%.

Net Income (Loss)

Net income was $56.7 million for fiscal 2022, a decrease of $155.6 million compared to fiscal 2021. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA decreased 25.0% to $242.5 million, or 10.0% of net sales, for fiscal 2022 compared to $323.3 million, or 11.7% of net sales, for fiscal 2021. Our decrease in Adjusted EBITDA of $80.8 million and decline of Adjusted EBITDA as a percentage of net sales of 170 basis points was driven primarily by lower total comparable sales and higher SG&A expenses as a percentage of net sales, partially offset by improvements in our gross margin.

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

We define Adjusted EBITDA as net income (loss) plus income tax provision, interest expense, net and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including debt related loss (gain), gains on sale leasebacks, costs related to strategic initiatives, COVID-19 costs, technology development expense, stock-based compensation expense, loss on disposal and impairment of fixed and operating lease assets, goodwill and trade name impairment, sponsor management fees and other one-time costs. Our adjustments for COVID-19 related costs include, as a separate line item, excess import freight costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies begin to recover from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which have disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions have produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that are adding significant cost to the Company’s procurement of imported merchandise. These excess import freight costs include significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we do not normally incur. In a normative operating environment, the Company would procure 70% to 80% of its needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% - 15% premium to our contract rates. Accordingly, we established a standard cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. Negotiation of our current contact rates were finalized in May 2021. In the current COVID-19 impacted operating environment, our contracted capacity has consistently not been met by our carriers, and rates paid on the open market have escalated to up to an average of nearly 200% above our contract rates and in some cases over 300% greater. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(In millions)	January 29, 2022	January 30, 2021	February 1, 2020
Net income (loss)	$56.7	$212.3	$(546.6)
Income tax provision	13.0	28.0	12.1
Interest expense, net	51.2	69.0	101.9
Depreciation and amortization (1)	80.8	80.6	78.0
Debt related loss (gain) (2)	3.3	(155.1)	(3.8)
Gain on sale leaseback (3)	(24.5)	—	—
Strategic initiatives (4)	3.7	6.2	9.0
Excess import freight costs (5)	46.6	—	—
Other COVID-19 costs (6)	1.5	65.0	—
Technology development expense (7)	9.0	5.8	6.4
Stock-based compensation expense	2.5	1.5	1.2
Loss on disposal and impairment of fixed and operating lease assets	1.1	5.6	1.0
Goodwill and trade name impairment (8)	—	—	486.8
Sponsor management fee (9)	0.4	1.3	5.0
Other (10)	(2.8)	3.1	2.4
Adjusted EBITDA	$242.5	$323.3	$153.4

(1)
“Depreciation and amortization” represents depreciation, amortization of intangible assets and amortization of content costs.
(2)
“Debt related loss (gain)” represents losses and gains associated with debt repurchases below par and the write off of unamortized fees and original issue discount associated with debt refinancings.
(3)
“Gain on sale leaseback” represents the gain attributable to the sale leaseback of our distribution center in Opelika, Alabama.
(4)
“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives, including costs (i) to design a new prototype and assortment optimization process for store locations, (ii) related to our efforts to initially evaluate and implement opportunities to offset the significant costs incurred due to the new U.S. tariffs on merchandise produced in China, (iii) to start up a new technology product that would traditionally be incurred by our vendors, (iv) to evaluate our opportunity in new potential lines of business, (v) to analyze improved supply chain capabilities and (vi) to establish our foreign sourcing office.
(5)
As discussed in greater detail above, "Excess import freight costs" represents excess inbound freight costs (compared to our standard costs based on recently negotiated carrier rates) due to increasing freight rates, in particular the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports arising from surging market demand for shipping capacity as economies begin to recover from the COVID-19 pandemic.
(6)
“Other COVID-19 costs” represents premium pay for store location team members (including cleaning and store location capacity management labor), incremental seasonal clearance associated with store location closures, donations for our mask making initiative and additional store location cleaning supplies.
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
(9)
“Sponsor management fee” represents management fees paid to our sponsor, LGP (or advisory affiliates thereof), in accordance with our management services agreement, which terminated upon the consummation our initial public offering. Following our offering, LGP does not provide managerial services to us in any form.
(10)
“Other” represents the one-time impact of severance, certain legal matters, executive leadership transition and business transition activities.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Revolving Credit Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases for the foreseeable future. Please refer to Note 2—Financing to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the material terms of our Credit Facilities. As of January 29, 2022 and January 30, 2021, we were in compliance with all covenants under our Credit Facilities.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus pre-opening and closing costs excluding loss on disposal of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Revolving Credit Facility and Term Loan due 2028 (collectively “Credit Facilities”). We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. As of January 29, 2022, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 3.1 to 1.0, and of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 3.1 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. For fiscal 2022, no excess cash flow payment is required.

Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(in millions)	Fiscal Year Ended January 29, 2022
Net cash used for operating activities	$(23.6)
Non-cash operating lease expense	(162.6)
Depreciation and amortization excluding content cost amortization	(80.1)
Deferred income taxes	0.4
Stock-based compensation expense	(2.5)
Amortization of deferred financing costs and original issue discount	(2.5)
Debt related loss	(3.3)
Gain on sale leaseback	24.5
Loss on disposal and impairment of other fixed assets	(0.9)
Change in operating assets and liabilities	307.3
Net income	$56.7
Income tax provision	13.0
Interest expense, net	51.2
Depreciation and amortization	80.8
Debt related loss	3.3
Gain on sale leaseback	(24.5)
Strategic initiatives	3.7
Excess import freight costs	46.6
Other COVID-19 costs	1.5
Technology development expense	9.0
Stock-based compensation expense	2.5
Loss on disposal and impairment of fixed and operating lease assets	1.1
Sponsor management fee	0.4
Other	(2.8)
Adjusted EBITDA	$242.5
Pre-opening and closing costs excluding loss on disposal of fixed assets	8.8
Credit Facility Adjusted EBITDA	$251.3

Our capital requirements are primarily for capital expenditures in connection with new store location openings, store location remodels, investments in information technology, other infrastructure investments and working capital requirements for seasonal inventory build. These requirements fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the months of September through December and complete most of our capital spending projects.

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities:

	Fiscal Year Ended
(In millions)	January 29, 2022	January 30, 2021	February 1, 2020
Net cash (used for) provided by operating activities	$(23.6)	$327.1	$(33.9)
Net cash used for investing activities	(13.2)	(35.7)	(79.5)
Net cash provided by (used for) financing activities	31.9	(288.4)	86.3
Net (decrease) increase in cash and cash equivalents	$(4.9)	$3.0	$(27.1)

Comparison of the 52 Weeks Ended January 29, 2022 and January 30, 2021

Net cash (used for) provided by operating activities

Net cash used for operating activities was $23.6 million in fiscal 2022 compared with $327.1 million of net cash provided by operating activities in fiscal 2021. The decrease in net cash provided by operating activities was primarily due to lower comparable sales results, changes in inventory due to lower balances in fiscal 2021 and increased import freight costs in fiscal 2022, the repayment of deferred cash payments negotiated with our landlords as a result of the COVID-19 pandemic and payment of fiscal 2021 incentive compensation to salaried store support center and distribution center team members as well as store and district managers.

Net cash used for investing activities

Cash used for investing activities for fiscal 2022 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location and distribution center openings, store location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility management in our distribution centers, store locations and corporate offices. These uses of cash were partially offset by cash provided by the completion of the sale and leaseback of our Opelika, Alabama distribution center.

Investment for each refresh project is tailored to each store location’s needs and unit economics. We have four general levels of investment and project scope tailored to what would benefit each store location, with future investment expected to range from $150,000 for lightest-touch refreshes to $3 million for the relatively few but most-extensive refreshes. Over 80% of our existing store locations are refresh project targets over the next seven to ten years, and we expect investments in relation to these future refresh projects to remain consistent with our capital expenditures in connection with completed refresh projects.

Historical capital expenditures are summarized as follows:

	Fiscal Year Ended
(In millions)	January 29, 2022	January 30, 2021	February 1, 2020
Store locations	$25.1	$21.8	$52.1
Distribution centers	22.7	1.7	3.7
Information technology	9.3	10.5	20.2
Other	2.0	2.0	2.6
Total capital expenditures	59.1	36.0	78.6
Landlord contributions	(5.0)	(4.4)	(9.1)
Total capital expenditures, net of landlord contributions	$54.1	$31.6	$69.5

Total capital expenditures, net of landlord contributions increased by $22.5 million in fiscal 2022 compared to the prior fiscal year. This increase was primarily related to the investment in our multi-purpose distribution center located in West Jefferson, Ohio and lower capital expenditures in fiscal 2021 as a result of restrictions related to COVID-19.

Net cash provided by (used for) financing activities

Net cash provided by financing activities was $31.9 million in fiscal 2022 compared with $288.4 million of net cash used for financing activities in fiscal 2021. Net cash provided by financing activities for fiscal 2022 was the result of net proceeds received from our initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. In addition, we refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028, with excess proceeds used to reduce amounts borrowed under our Revolving Credit Facility and fund working capital needs. We used cash for financing activities to repurchase $20.0 million of common stock as part of our share repurchase program and to pay dividends totaling $12.6 million during fiscal 2022. Net cash used for by financing activities for fiscal 2021 was primarily the result of the repurchase of portions of the First Lien Facility and Second Lien Facility, as well as an increase in payments on the ABL Facility. As of January 29, 2022, we had the ability to borrow an additional $239.6 million under our Revolving Credit Facility subject to the facility’s borrowing base calculation.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit which are typical in a retail environment.

Contractual Obligations and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 29, 2022:

	Payments Due by Fiscal Year
(In millions)	Total	2023	2024-2025	2026-2027	Thereafter
Standby letters of credit	$18.1	$18.1	$—	$—	$—
Purchase commitments (1)	15.4	7.0	8.4	—	—
Operating leases (2)	1,174.1	199.9	410.8	268.2	295.2
Finance leases (3)	29.3	11.3	12.6	4.7	0.7
ABL Facility (4)	121.0	—	—	121.0	—
ABL Facility interest (4)	4.9	1.0	2.0	1.9	—
First Lien Facility (5)	673.3	6.8	15.2	11.8	639.5
First Lien Facility interest (5)	227.1	37.3	73.7	72.0	44.1
Total contractual cash obligations	$2,263.2	$281.4	$522.7	$479.6	$979.5

(1)
Purchase commitments include agreements for technology and other purchases, in which minimum guaranteed payments are required.
(2)
Operating leases include legally binding minimum lease payments of approximately $76.7 for leases entered in to but not yet commenced.
(3)
Finance leases include legally binding minimum lease payments of approximately $11.6 million for leases entered in to but not yet commenced.
(4)
We had $121.0 million in outstanding borrowings under our ABL Facility at January 29, 2022. Under our ABL Facility, we are required to pay a commitment fee of 0.20% per year on unutilized commitments. The amounts included in ABL Facility interest were based on these annual commitment fees.
(5)
The First Lien Facility, which matures July 7, 2028 is with a syndicate of lenders and is secured by substantially all of our assets excluding the ABL Facility collateral and has a second priority security interest in the ABL Facility collateral. The First Lien Facility provides for mandatory quarterly repayments of $1.7 million on the last business day of each January, April, July and October. Interest payments are due either monthly or quarterly on approximately the 26th day of the month depending on the underlying LIBOR and are subject to variable interest rates. The amounts included in the First Lien Facility interest were based on the interest rate effective as of January 29, 2022.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Inventory valuation methods require certain management estimates and judgments, the most significant of which involves estimates of net realizable value on product designated for clearance, which affects the ending inventory valuation at cost, as well as the cost of sales reported for the year.

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

Our accrual for inventory shrink is estimated as a percent of sales. The percent used in the determination of the accrual is based on actual historical inventory shrink results of our store locations. This estimated percent is applied to sales of our store locations for the periods following each store location’s most recent physical inventory. In addition, we analyze our accrual using actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store location physical inventory counts are taken in the first three quarters of each year. A majority of store locations that have been open one year or longer are physically inventoried once a year. See Note 1—Significant Accounting Policies to our audited financial statements—Inventories included elsewhere in this Annual Report on Form 10-K for further details.

Impairment of Long-Lived and Operating Lease Assets

We evaluate recoverability of long-lived and operating lease assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable (for example, when a store location’s performance falls below minimum company standards). In the fourth quarter of each fiscal year or earlier if indicators of impairment exist, we review the performance of individual store locations. Underperforming store locations are selected for further evaluation of the recoverability of the store location’s net asset values. If the evaluation, done on an undiscounted cash flow basis, indicates that a store location’s net asset value may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. We estimate fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Additional factors are taken into consideration, such as local market conditions and operating environment. See Note 1—Significant Accounting Policies to our audited financial statements—Impairment of Long-Lived and Operating Lease Assets included elsewhere in this Annual Report on Form 10-K for further details.

Goodwill and Other Indefinite Lived Intangible Assets

We assess the carrying value of goodwill at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

Annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair values of reporting units are below their respective carrying values. If it is determined that this is more-likely-than-not, a quantitative assessment is performed. The quantitative assessment compares the fair value of a reporting unit to its current carrying value. The Company determines the estimated fair value of a reporting unit based on valuation techniques including discounted cash flows as well as a market comparable method. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired.

Annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair values of the indefinite-lived intangible assets not subject to amortization (JOANN Trade Name and joann.com Domain Name) are below their respective carrying values. If it is determined that this is more-likely-than-not, a quantitative assessment is performed. The quantitative assessment compares the fair value of an intangible asset to its current carrying value. The Company determines the estimated fair value of an intangible asset based upon the relief from royalty method.

See Note 8—Goodwill and Other Intangible Assets to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Self-Insurance Reserves

We are self-insured for certain losses relating to general liability, workers’ compensation and team member medical benefit claims. The ultimate cost of our workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. Our team member medical insurance accruals are recorded based on medical claims processed, as well as historical medical claims experience for claims incurred but not yet reported. We maintain stop-loss coverage to limit the exposure to certain insurance-related risks. Management believes that the various assumptions developed, and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that is used to make the best estimate of our exposure to these risks. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

Income Taxes

Income taxes are estimated for federal and each state jurisdiction in which we operate. This approach involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are established based on these assessments. Deferred tax assets are evaluated for recoverability based on future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. Our valuation allowance was $3.9 million and $4.4 million as of January 29, 2022 and January 30, 2021, respectively. The valuation allowance primarily relates to state net operating losses and credits that the Company is unlikely to use in the future. Many years of data have been incorporated into the determination of tax reserves and our estimates have historically proven to be reasonable.

Stock-Based Compensation

The fair value of stock-based awards is recognized as compensation expense on a straight-line basis over the requisite service period of the awards. The fair value of stock options is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. The absence of an active market for our common stock prior to our public offering also required our board of directors to determine the fair value of our common stock for purposes of granting stock options. Following the listing of our common stock on Nasdaq, it is not necessary to determine the fair value of our common stock, as our shares are traded in the public market.

Expected stock price volatility is estimated using the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term of the awards. The risk-free interest rate is determined using an interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term. The expected term is determined using a simplified approach, calculated as the mid-point between the graded vesting period and the contractual term of the award. The Company determines the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. The Company accounts for forfeiture of non-vested options as they occur. Changes in assumptions can materially affect the estimate of fair value of stock-based awards and consequently, the related amount of expense recognized in the Consolidated Statements of Comprehensive Income (Loss) included elsewhere in this Annual Report on Form 10-K.

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

Foreign Currency Exchange Risk

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced approximately 36% of our purchases internationally in fiscal 2022. Given our increase in foreign sourcing from prior years, a weakening of the U.S. dollar could result in significantly higher product costs. Our international purchases are concentrated in China and other Asian countries. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Interest Rate Risk

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. We utilize derivative financial instruments to reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness. We currently have hedging arrangements in the form of an interest rate swap agreement in place to mitigate the impact of future higher interest rates. As of January 29, 2022, the interest rate swap agreement hedged $200.0 million of principal under our First Lien Facility. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of JOANN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JOANN Inc. (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the years ended January 29, 2022, January 30, 2021 and February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years ended January 29, 2022, January 30, 2021 and February 1, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Self-Insurance Reserves
Description of the Matter

At January 29, 2022 the Company’s reserves for workers’ compensation and general liability self-insurance risks were $25.7 million. As discussed in Note 1 of the consolidated financial statements, the Company retains risk for its workers’ compensation and general liability exposures in accordance with self-insurance retention limits. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management with the assistance of actuarial specialists. The future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience and future projections of ultimate losses.

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

Cleveland, Ohio
March 18, 2022

JOANN Inc.

Consolidated Balance Sheets

	January 29, 2022	January 30, 2021
	(Dollars in millions)
Assets
Current assets:
Cash and cash equivalents	$22.5	$27.4
Inventories	658.6	555.9
Prepaid expenses and other current assets	39.2	71.5
Total current assets	720.3	654.8

Property, equipment and leasehold improvements, net	256.8	280.5
Operating lease assets	818.0	837.0
Goodwill	162.0	162.0
Intangible assets, net	370.3	377.2
Other assets	34.8	25.8
Total assets	$2,362.2	$2,337.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$253.8	$250.1
Accrued expenses	142.4	171.3
Current portion of operating lease liabilities	173.8	187.2
Current portion of long-term debt	6.8	—
Total current liabilities	576.8	608.6

Long-term debt, net	778.6	786.3
Long-term operating lease liabilities	733.0	766.4
Long-term deferred income taxes	87.7	87.3
Other long-term liabilities	36.3	46.3

Shareholders’ equity:
Common stock, par value $0.01 per share; 200,000,000 authorized; issued 44,080,177 shares at January 29, 2022 and 36,822,658 shares at January 30, 2021	0.4	0.3
Additional paid-in capital	203.3	124.7
Retained deficit	(24.9)	(69.0)
Accumulated other comprehensive income (loss)	1.8	(0.3)
Treasury stock at cost; 3,522,728 shares at January 29, 2022 and 1,920,278 shares at January 30, 2021	(30.8)	(13.3)
Total shareholders’ equity	149.8	42.4
Total liabilities and shareholders’ equity	$2,362.2	$2,337.3

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions except per share data)
Net sales	$2,417.6	$2,762.3	$2,241.2
Cost of sales	1,204.9	1,396.1	1,135.9
Selling, general and administrative expenses	1,032.9	1,132.0	977.4
Depreciation and amortization	80.1	80.0	77.5
Goodwill and trade name impairment	—	—	486.8
Operating profit (loss)	99.7	154.2	(436.4)
Interest expense, net	51.2	69.0	101.9
Debt related loss (gain)	3.3	(155.1)	(3.8)
Gain on sale leaseback	(24.5)	—	—
Income (loss) before income taxes	69.7	240.3	(534.5)
Income tax provision	13.0	28.0	12.1
Net income (loss)	$56.7	$212.3	$(546.6)

Other comprehensive income:
Cash flow hedges	2.8	0.7	0.5
Income tax provision on cash flow hedges	(0.7)	(0.2)	(0.1)
Foreign currency translation	—	0.1	—
Other comprehensive income	2.1	0.6	0.4
Comprehensive income (loss)	$58.8	$212.9	$(546.2)

Earnings (loss) per common share:
Basic	$1.39	$6.08	$(15.67)
Diluted	$1.35	$5.93	$(15.67)
Weighted-average common shares outstanding:
Basic	40,805,319	34,902,380	34,882,306
Diluted	42,075,986	35,798,491	34,882,306

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Net cash (used for) provided by operating activities:
Net income (loss)	$56.7	$212.3	$(546.6)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Non-cash operating lease expense	162.6	152.4	139.4
Depreciation and amortization	80.1	80.0	77.5
Deferred income taxes	(0.4)	(3.9)	7.9
Stock-based compensation expense	2.5	1.5	1.2
Amortization of deferred financing costs and original issue discount	2.5	3.7	4.3
Debt related loss (gain)	3.3	(155.1)	(3.8)
Gain on sale leaseback	(24.5)	—	—
Loss on disposal and impairment of fixed assets	0.9	3.4	1.0
Goodwill and trade name impairment	—	—	486.8
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(102.7)	93.8	(33.9)
Decrease (increase) in prepaid expenses and other current assets	32.3	(22.5)	(3.5)
Increase in accounts payable	3.7	23.0	2.2
(Decrease) increase in accrued expenses	(29.5)	62.0	(18.5)
Decrease in operating lease liabilities	(190.4)	(130.8)	(147.1)
(Decrease) increase in other long-term liabilities	(18.3)	9.4	1.2
Other, net	(2.4)	(2.1)	(2.0)
Net cash (used for) provided by operating activities	(23.6)	327.1	(33.9)

Net cash used for investing activities:
Capital expenditures	(59.1)	(36.0)	(78.6)
Proceeds from sale leaseback	48.1	—	—
Proceeds from sale of other fixed assets	—	0.5	—
Other investing activities	(2.2)	(0.2)	(0.9)
Net cash used for investing activities	(13.2)	(35.7)	(79.5)

Net cash provided by (used for) financing activities:
Term loan proceeds, net of original issue discount	671.6	—	—
Term loan payments	(708.0)	(2.3)	(26.0)
Borrowings on revolving credit facility	568.4	584.7	526.3
Payments on revolving credit facility	(532.9)	(672.7)	(410.8)
Purchase and retirement of debt	(0.9)	(190.5)	(2.4)
Principal payments on finance lease obligations	(7.7)	(3.4)	(0.7)
Issuance of common stock, net of underwriting commissions and offering costs	76.9	—	—
Purchase of common stock	(20.0)	—	(0.5)
Proceeds from exercise of stock options	1.8	—	0.3
Dividends paid	(12.6)	—	—
Financing fees paid	(4.9)	(4.2)	—
Other, net	0.2	—	0.1
Net cash provided by (used for) financing activities	31.9	(288.4)	86.3
Net (decrease) increase in cash and cash equivalents	(4.9)	3.0	(27.1)
Cash and cash equivalents at beginning of period	27.4	24.4	51.5
Cash and cash equivalents at end of period	$22.5	$27.4	$24.4

Cash paid during the period for:
Interest	$49.6	$62.1	$97.4
Income taxes, net of refunds	4.2	55.2	18.6

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Net Common Shares	Treasury Shares	Common Stock Stated Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	(Shares in thousands)		(Dollars in millions)
Balance, February 2, 2019	34,852.2	1,863.2	$0.3	$121.7	$(12.8)	$265.3	$(1.3)	$373.2
Net loss	—	—	—	—	—	(546.6)	—	(546.6)
Other comprehensive income	—	—	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	—	1.2	—	—	—	1.2
Purchase of common stock	(57.1)	57.1	—	—	(0.5)	—	—	(0.5)
Exercise of stock options	107.3	—	—	0.3	—	—	—	0.3
Balance, February 1, 2020	34,902.4	1,920.3	$0.3	$123.2	$(13.3)	$(281.3)	$(0.9)	$(172.0)
Net income	—	—	—	—	—	212.3	—	212.3
Other comprehensive income	—	—	—	—	—	—	0.6	0.6
Stock-based compensation	—	—	—	1.5	—	—	—	1.5
Balance, January 30, 2021	34,902.4	1,920.3	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	56.7	—	56.7
Other comprehensive income	—	—	—	—	—	—	2.1	2.1
Issuance of common stock	7,109.4	—	0.1	76.8	—	—	—	76.9
Dividends - $0.30 per share	—	—	—	—	—	(12.6)	—	(12.6)
Stock-based compensation	—	—	—	2.5	—	—	—	2.5
Purchase of common stock	(1,889.0)	1,889.0	—	—	(20.0)	—	—	(20.0)
Exercise of stock options	434.7	(286.6)	—	(0.7)	2.5	—	—	1.8
Balance, January 29, 2022	40,557.5	3,522.7	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8

See notes to consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

Note 1—Significant Accounting Policies

Nature of Operations

JOANN Fabric and Craft Stores was founded in 1943 as a single retail store. Today, JOANN is the nation’s leading fabric and craft specialty retailer. The Company's store locations and website feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabric, notions, crafts, frames, paper crafting supplies, artificial floral, finished seasonal and home décor items. As of January 29, 2022, the Company operated 848 store locations in 49 states.

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

COVID-19 Impact

The ongoing spread of COVID-19 throughout the United States and internationally, as well as associated measures implemented by governmental authorities and private businesses in an attempt to minimize transmission of the virus (including social distancing mandates, shelter-in-place orders, vaccine mandates, and business restrictions and shutdowns) and consumer responses to such measures have had, and continue to have, negative and positive implications for the Company's business. Potential future impacts of the COVID-19 pandemic include, but are not limited to, difficulties in containing the virus and related variants, limited availability of effective vaccines and other medical treatments, stringent social distancing or lockdowns efforts, supply chain disruption, import and domestic freight costs, inflationary pressures and labor shortages.

In the preparation of these financial statements and related disclosures, the Company assessed the impact that COVID-19 has had on estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As COVID-19 and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts. Specific material impacts of the COVID-19 pandemic are described throughout the Company’s related financial disclosures.

Initial Public Offering

On March 11, 2021, the Company’s registration statement on Form S-1 (File No. 333-253121) relating to its initial public offering was declared effective by the SEC. The Company’s shares of common stock began trading on the Nasdaq Global Market on March 12, 2021. The public offering price of the shares sold in the initial public offering was $12.00 per share. The initial public offering closed on March 11, 2021 and included 5,468,750 shares of common stock. As part of the Company’s initial public offering, the underwriters were provided with an option to purchase 1,640,625 additional shares at the initial public offering price. This option was exercised on April 13, 2021. In aggregate, the shares issued in the offering, including the exercise of the underwriters’ option, generated $76.9 million in net proceeds, which is net of $5.7 million in underwriters’ discount and commissions and $2.7 million in offering costs incurred.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2022 refers to the year ended January 29, 2022). Fiscal years consist of 52 weeks unless noted otherwise.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on its Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost, as well as the cost of sales reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the Company conducts distribution center inventory cycle counts and store physical inventories to substantiate inventory balances.

The Company’s accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of the Company’s store physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 29, 2022 is based on shrink results of these prior physical inventory counts. Store locations that have been open one year or longer are physically inventoried at least once over an 18-month cycle, with stores exhibiting a higher rate of shrink to sales inventoried at least once per year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store physical inventory counts and shrink trends.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and impairment. Depreciation is recorded over the estimated useful life of the assets principally by the straight-line method. The major classes of assets and ranges of estimated useful lives are: buildings and building/land improvements from 10 to 40 years; furniture and fixtures from five to 10 years; purchased software and computer equipment from three to five years; leasehold improvements for the lesser of 10 years or over the remaining term of the lease; and finance lease assets for the term of the underlying lease. Maintenance and repair expenditures are charged to expense as incurred and improvements and major renewals are capitalized.

Software Development

The Company capitalized $4.7 million in fiscal 2022, $4.1 million in fiscal 2021 and $16.3 million in fiscal 2020 for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements, net. The Company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $6.5 million in fiscal 2022, $7.3 million in fiscal 2021 and $6.6 million in fiscal 2020. The unamortized balance for internal use software was $16.6 million as of January 29, 2022 and $18.8 million as of January 30, 2021.

Goodwill and Other Intangible Assets

The Company assesses the carrying value of goodwill at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

Annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair values of reporting units are below their respective carrying values. If it is determined that this is more-likely-than-not, a quantitative assessment is performed. The quantitative assessment compares the fair value of a reporting unit to its current carrying value. The Company determines the estimated fair value of a reporting unit based on valuation techniques including discounted cash flows as well as a market comparable method. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired.

Annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair values of the indefinite-lived intangible assets not subject to amortization (JOANN Trade Name and joann.com Domain Name) are below their respective carrying values. If it is determined that this is more-likely-than-not, a quantitative assessment is performed. The quantitative assessment compares the fair value of an intangible asset to its current carrying value. The Company determines the estimated fair value of an intangible asset based upon the relief from royalty method.

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

As a result of the adverse impact of the COVID-19 pandemic on certain store locations during the first quarter of fiscal 2021, the Company recognized impairment losses in the amount of $2.2 million within SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss).

Additionally, based on management’s ongoing review of the performance of its stores, utilization of assets and other facilities, impairment losses included within SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss) amounted to $0.3 million for fiscal 2022, $1.9 million for fiscal 2021 and $0.2 million for fiscal 2020.

Store Pre-Opening and Closing Costs

Store pre-opening costs are expensed as incurred and included in SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). These costs are incurred prior to a new store or remodeled store opening, and include the hiring and training costs for new team members, processing costs of initial merchandise and rental expense for the period prior to the store opening for business.

The Company recognizes costs associated with exit or disposal activities at the time the obligation is incurred. In addition, any liabilities that arise from exit or disposal activities are initially measured and recorded at fair value.

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Store pre-opening costs	$5.1	$4.1	$7.5
Store closing costs	1.1	1.5	1.8
Total	$6.2	$5.6	$9.3

Accrued Expenses

The Company estimates certain material expenses in an effort to record those expenses in the period incurred. The Company’s most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The Company is self-insured for certain losses relating to general liability, workers’ compensation and team member medical benefit claims. The ultimate cost of the Company’s workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. The Company’s team member medical insurance accruals are recorded based on its medical claims processed, as well as historical medical claims experience for claims incurred but not yet reported. The Company maintains stop-loss coverage to limit the exposure to certain insurance-related risks. Management believes that the various assumptions developed and actuarial methods used to determine its self-insurance reserves are reasonable and provide meaningful data and information that is used to make the best estimate of the Company’s exposure to these risks. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

See Notes to Consolidated Financial Statements, Note 6—Accrued Expenses and Other Long-Term Liabilities for discussion regarding the Company’s accrued expenses.

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

As a matter of course, the Company is regularly audited by federal, state and local tax authorities. For federal purposes, effective fiscal 2015, the Company is part of the Compliance Assurance Process (“CAP”) program, pursuant to which it works collaboratively with the IRS in order to address issues prior to its filing of the return. CAP allows for the IRS to achieve an acceptable level of assurance regarding the accuracy of filed tax returns while substantially shortening the length of post filing examinations. The CAP program consists of three phases: CAP, Compliance Maintenance and Bridge. Beginning in fiscal 2018 and through fiscal 2019, the Company was in the Compliance Maintenance phase of the program, such that the level of pre-filing and post-filing IRS audit testing was reduced from the CAP phase. Beginning in fiscal 2021, the Company entered the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination. The Company will return to the Compliance Maintenance phase effective fiscal 2023.

Share Repurchase Program and Treasury Stock

Treasury stock consists of the Company’s common stock that has been issued, but subsequently reacquired. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock is recorded as a reduction to shareholders’ equity, as the Company does not currently intend to retire the treasury stock held. When shares are reissued, the Company uses an average cost method to determine cost.

Revenue Recognition

Revenue is primarily associated with sales of merchandise to customers within the Company’s retail stores and customers utilizing its e-commerce channels. Retail sales, net of estimated returns and point-of-sale coupons and discounts, are recorded at the point-of-sale when customers take control of the merchandise in stores. E-commerce sales include shipping revenue and are recorded upon delivery to the customer. Shipping and handling fees charged to customers are recorded as sales with related costs recorded as cost of sales. Sales taxes are not included in sales, as the Company acts as a conduit for collecting and remitting sales taxes to the appropriate governmental authorities. Payment is typically due at the point-of-sale, thus the Company does not have material customer receivables.

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

Activity related to the Company’s gift card liabilities was as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Balance at beginning of period	$37.9	$32.4	$30.8
Issuance of gift cards	43.6	45.9	39.6
Revenue recognized (a)	(38.9)	(39.2)	(36.7)
Gift card breakage	(1.2)	(1.2)	(1.3)
Balance at end of period	$41.4	$37.9	$32.4

(a)
Revenue recognized from the beginning liability during fiscal 2022, fiscal 2021 and fiscal 2020 totaled $9.3 million, $8.3 million and $8.9 million, respectively.

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

Operating Leases

The Company records right-of-use lease assets and lease liabilities on its Consolidated Balance Sheets. Lease liabilities are recorded at a discount based upon the Company’s estimated incremental borrowing rate. Factors incorporated into the calculation of lease discount rates include the valuations and yields of the Company’s term loan facilities, their credit spread over comparable U.S. Treasury rates, and an index of the credit spreads for U.S. Retail Company debt yields.

The Company records lease cost on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which may include a period prior to the opening of a store or other facility to make any necessary leasehold improvements and install fixtures. Any tenant allowances received are recorded as a reduction of lease payments when calculating the lease liability and the associated asset. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for such leases is recognized on a straight-line basis over the lease term. The Company combines lease and non-lease components. Many leases include one or more options to renew, and the exercise of lease renewal options is at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Related Party Transactions

Prior to the completion of the Company’s initial public offering, the Company paid a monthly management fee to LGP, which is included in SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). Starting in April 2020, the management fee payable to LGP was forgiven through December 2020 due to the impact of the COVID-19 pandemic. The Company paid management fees to LGP of $0.4 million, $1.3 million and $5.0 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Payment of the monthly management fee was discontinued upon the completion of the Company’s initial public offering in March 2021, as LGP no longer provides managerial services to the Company in any form.

During fiscal 2022, the Company paid dividends of $8.3 million to LGP as part of the Company's quarterly dividend payments.

Advertising Costs

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements, was $59.4 million for fiscal 2022, $60.6 million for fiscal 2021 and $64.5 million for fiscal 2020. Included in prepaid expenses and other current assets was $1.6 million and $2.0 million at the end of fiscal 2022 and fiscal 2021, respectively, relating to prepayments of production costs for advertising.

Stock-Based Compensation

The fair value of stock-based awards is recognized as compensation expense on a straight-line basis over the requisite service period of the awards within SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). The fair value of stock options is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Prior to the Company’s initial public offering, the absence of an active market for the Company’s common stock required the Company’s board of directors to determine the fair value of its common stock for purposes of granting stock options. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s common stock. Following the listing of the Company’s common stock on Nasdaq, it is not necessary to determine the fair value of its common stock, as its shares are traded in the public market. See Notes to Consolidated Financial Statements, Note 10—Stock-Based Compensation for further details.

Note 2—Financing

Long-term debt, net consisted of the following:

	January 29, 2022	January 30, 2021
	(Dollars in millions)
Revolving Credit Facility	$121.0	$85.5
Term Loan due 2023	—	635.4
Term Loan due 2024	—	72.8
Term Loan due 2028	673.3	—
Total debt	794.3	793.7
Less unamortized discount and debt costs	(8.9)	(7.4)
Total debt, net	785.4	786.3
Less current portion of debt	(6.8)	—
Long-term debt, net	$778.6	$786.3

Revolving Credit Facility

On October 21, 2016, the Company entered into an asset-based revolving credit facility agreement (the “Revolving Credit Facility”), which provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. The borrowing base equals the sum of (i) the appraised net orderly liquidation value of eligible inventory at an advance rate of 90.0 percent to 92.5 percent, based on seasonality, plus (ii) 90.0 to 92.5 percent of the appraised net orderly liquidation value of eligible in-transit inventory, based on seasonality, plus (iii) 90.0 percent of eligible credit and debit card receivables, plus (iv) 90.0 percent of eligible letter of credit inventory, minus (v) certain availability reserves. The facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable, and related assets with a second priority interest in all other assets, excluding real estate. It is guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

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

On November 25, 2020, the Company entered into an agreement to amend various terms of the asset-based revolving credit agreement dated October 21, 2016 (as amended, the “First Amendment”), which provided for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025. No changes were made to the borrowing base formula. The amended facility was secured by a first priority security interest in JOANN’s inventory, accounts receivable, and related assets with a second priority interest in all other assets, excluding real estate. It also continued to be guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The total fees and expenses associated with the First Amendment were $4.2 million, which fees represent banking, legal and other professional services. These fees and expenses were recorded as deferred costs and are being amortized over the life of the Revolving Credit Facility. Additionally, $0.1 million of debt extinguishment costs were recorded in fiscal 2021 related to the previously deferred costs of the Revolving Credit Facility.

On December 22, 2021, the Company entered into an agreement to amend various terms of the asset-based revolving credit agreement dated October 21, 2016, as previously amended, (as amended, the “Second Amendment”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on December 22, 2026. No changes were made to the borrowing base formula. The amended facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable, and related assets with a second priority interest in all other assets, excluding real estate. It also continues to be guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

Under the Second Amendment, base rate loans bear an additional margin of 0.50 percent when average historical excess capacity is less than 40.00 percent of the maximum credit, and 0.25 percent when average historical excess capacity is greater than or equal to 40.00 percent of the maximum credit. Eurodollar rate loans bear an additional margin of 1.50 percent when average historical excess capacity is less than 40.00 percent of the maximum credit, and 1.25 percent when average historical excess capacity is greater than or equal to 40.00 percent of the maximum credit. Unused commitment fees on the amended facility remain calculated based on a rate of 0.20 percent per annum. In the event LIBOR ceases to be available during the term of the amended facility, the Amended Credit Agreement provides procedures to determine a “LIBOR Successor Rate.” The Company has the option to request an increase in the size of the facility up to $150.0 million (for a total facility of $650.0 million) in increments of $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Amended Credit Agreement are under no obligation to provide any such additional amounts.

The total fees and expenses associated with the Second Amendment were $1.0 million, which fees represent banking, legal and other professional services. These fees and expenses were recorded as deferred costs and are being amortized over the life of the Revolving Credit Facility. Additionally, $0.3 million of debt extinguishment costs were recorded in fiscal 2022 related to the previously deferred costs of the Revolving Credit Facility.

As of January 29, 2022, there were $121.0 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $18.1 million. As of January 29, 2022, the Company’s excess availability on the facility was $239.6 million. During fiscal 2022, the weighted average interest rate for borrowings under the Revolving Credit Facility was 2.75 percent, compared to 2.19 percent for fiscal 2021. As of January 30, 2021, there were $85.5 million of borrowings on the Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $23.6 million. As of January 30, 2021, the Company’s excess availability on the facility was $270.8 million.

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

The Term Loan due 2023 had a maturity date of October 20, 2023. Base rate loans bore an additional margin of 4.0 percent, while Eurodollar rate loans bore an additional margin of 5.0 percent. Eurodollar rate loans were subject to a 1.0 percent LIBOR floor. Interest payments were made (a) as to any loan other than a base rate loan, the last day of each interest period applicable to such loan and the applicable maturity date; provided that if any interest period for a Eurodollar rate loan exceeded three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates; and (b) as to any base rate loan, the last business day of each January, April, July and October and the applicable maturity date. For the period it was outstanding in fiscal 2022, the weighted average interest rate for borrowings under the Term Loan due 2023 facility was 6.08 percent, compared to 6.19 percent during fiscal 2021.

The Term Loan due 2023 provided for mandatory quarterly repayments of $2.3 million on the last business day of each January, April, July and October. As of the second quarter of fiscal 2021, the mandatory quarterly repayments were no longer required as a result of the Company’s debt repurchases (as described below) exceeding the total mandatory quarterly repayments due over the balance of the life of the loan. The Term Loan due 2023 also contained a provision requiring up to 50.0 percent of “excess cash flow” (as defined in the Term Loan due 2023 agreement and commencing with the fiscal year ended February 3, 2018) to be applied toward payment of principal on that facility, with step-downs to 25.0 percent and 0.0 percent should the senior secured net leverage ratio be less than 2.50x and 2.00x, respectively. No excess cash flow principal payment was required related to either fiscal 2021 or fiscal 2020.

The Term Loan due 2023 agreement did not contain any financial covenants.

The Term Loan due 2023 was issued at a $14.5 million discount. A portion of the discount in the amount of $11.1 million was recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2023 and $3.4 million of the discount was charged to earnings. The debt issuance costs and discount were written off in connection with the repurchase and refinancing transactions described below.

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

During fiscal 2021, the Company repurchased $206.8 million in face value of the Term Loan due 2023 at an average of 63 percent of par, resulting in a $73.0 million gain, which is included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss). A write-off of the deferred charges and original issue discount, totaling $2.6 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related loss (gain).

The Term Loan due 2023 was refinanced on July 7, 2021 with the Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) as a result of the refinancing.

Term Loan due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024”, which was issued at 98.5 percent of face value. The Term Loan due 2024 was with a syndicate of lenders. The Term Loan due 2024 was secured by a second priority security interest in all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a third priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The Term Loan due 2024 had a maturity date of May 21, 2024. Base rate loans bore an additional margin of 8.25 percent, while Eurodollar rate loans bore an additional margin of 9.25 percent. Eurodollar rate loans were subject to a 1.0 percent LIBOR floor. Interest payments were made (a) as to any loan other than a base rate loan, the last day of each interest period applicable to such loan and the applicable maturity date; provided that if any interest period for a Eurodollar rate loan exceeded three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates; and (b) as to any base rate loan, the last business day of each January, April, July and October and the applicable maturity date. For the period it was outstanding in fiscal 2022, the weighted average interest rate for borrowings under the Term Loan due 2024 was 10.39 percent, compared to 10.54 percent during fiscal 2021.

The Term Loan due 2024 did not require amortization payments. The Term Loan due 2024 contained a provision requiring up to 50.0 percent of “excess cash flow” (as defined in the Term Loan due 2024 agreement and commencing with the fiscal year ended February 2, 2019) to be applied toward payment of principal on that facility with step-downs to 25.0 percent and 0.0 percent should the First Lien Net Leverage Ratio (as defined by the Term Loan due 2024 agreement) be less than or equal to 2.50x and 2.00x, respectively; provided, however, for so long as any indebtedness is outstanding under the Term Loan due 2024 agreement, any permitted priority secured debt or any permitted refinancing of any of the foregoing, only declined proceeds shall be subject to the prepayment requirements. No excess cash flow principal payment was required related to either fiscal 2021 or fiscal 2020.

The Term Loan due 2024 agreement did not contain any financial covenants.

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

During fiscal 2020, the Company repurchased $6.3 million in face value of the Term Loan due 2024 at an average of 38 percent of par, resulting in a $3.8 million gain, which was included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) for fiscal 2020. A write-off of the deferred charges and original issue discount, totaling $0.1 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related loss (gain).

During fiscal 2021, the Company repurchased $144.7 million in face value of the Term Loan due 2024 at an average of 43 percent of par, resulting in a $82.0 million gain, which was included in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss). A write-off of the deferred charges and original issue discount, totaling $3.4 million, associated with the original debt issuance was recognized as an offset to the gain recognized in debt related loss (gain).

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated in the first quarter of fiscal 2022. A write-off of the deferred charges and original issue discount, totaling $0.9 million, associated with the original debt issuance was recognized in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income as a result of the repayment.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5 percent of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as to reduce amounts borrowed under the Revolving Credit Facility and pay related fees and expenses. Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During fiscal 2022, the weighted average interest rate for borrowings under the Term Loan due 2028 was 5.58 percent.

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

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts not less than $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At January 29, 2022, the Company was in compliance with all covenants under its credit agreements.

At January 29, 2022, the Company’s fixed minimum debt principal maturities were as follows:

Fiscal Year	Revolving Credit Facility	Term Loan due 2028	Total
	(Dollars in millions)
2023	$—	$6.8	$6.8
2024	—	8.4	8.4
2025	—	6.8	6.8
2026	—	6.7	6.7
Thereafter	121.0	644.6	765.6
	$121.0	$673.3	$794.3

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

Interest Rate Swap

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75 percent floor, and pays a fixed rate of interest of 1.44 percent per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of January 29, 2022 was $2.4 million and is presented within other assets in the accompanying Consolidated Balance Sheets.

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

The interest rate cap expired in October 2021. As of January 30, 2021, the interest rate cap had an amortized notional amount of $681.4 million and a fair value of zero. The time value of the interest rate cap was excluded from the assessment of effectiveness and was amortized to interest expense over the life of the hedge.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for fiscal 2022 and fiscal 2021 are presented in the table below:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
	(Dollars in millions)
Gain recognized in other comprehensive income on derivatives, gross of income taxes	$2.4	$—
Amount reclassified from accumulated other comprehensive income into earnings	—	—
Amortization of excluded component to interest expense	0.4	0.7

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

The valuations of the Company's interest rate derivatives are measured as the present value of all expected future cash flows based on LIBOR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The fair value of the Company’s interest rate derivatives were as follows:

Instrument	Balance Sheet Location	January 29, 2022	January 30, 2021
		(Dollars in millions)
Interest rate swap	Other assets	$2.4	$—
Interest rate cap	Other assets	—	—

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s term loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s term loans as of January 29, 2022 and January 30, 2021:

	January 29, 2022		January 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan due 2023 (a)	$—	$—	$628.9	$605.3
Term Loan due 2024 (a)	—	—	71.9	57.5
Term Loan due 2028 (a)	664.3	656.0	—	—

(a)
Net of deferred financing costs and original issue discount.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The fair values are determined based on either a market approach, an income approach, in which the Company utilizes internal cash flow projections over the life of the underlying assets discounted using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model or a combination of both. These measures of fair value, and related inputs, are considered a Level 3 approach under the fair value hierarchy.

The Company uses the end of the period when determining the timing of transfers between levels. There were no transfers between levels during the periods presented.

Note 5—Leases

With the exception of one store location, all of the Company’s store locations operate out of leased facilities. The Company’s store location leases generally have initial terms of 10 years with renewal options for up to 25 years. The Company leases three distribution centers located in West Jefferson, Ohio; Opelika, Alabama; and Visalia, California. The initial term of the West Jefferson, Ohio lease expires in June 2028 and the Company has renewal options for up to an additional 18 years. The initial term of the Opelika, Alabama lease expires in June 2041 and the Company has renewal options for up to an additional 20 years. The Visalia distribution center consists of two facilities with separate leases. The initial term of the first lease expires in October 2026, and the Company has renewal options for up to an additional 40 years. The second lease expires in May 2024 and has no renewal options. The Company also leases certain computer and store equipment, with lease terms that are generally five years or less. The Company generally has lease arrangements that have minimum lease payments. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume or dependent on an existing index or rate, such as the consumer price index or the prime interest rate. Also, some of the Company’s leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums.

As most of the Company’s leases include one or more options to renew and extend the lease term, the exercise of lease renewal options is at the Company’s sole discretion. Generally, a renewal option is not deemed to be reasonably certain to be exercised until such option is legally executed. The Company’s store location leases do not include purchase options or residual value guarantees on the leased property. The depreciable life of leasehold improvements are limited by the expected lease term.

Due to the large number of temporary store closures as a result of the COVID-19 pandemic during fiscal year 2021, the Company negotiated with landlords for rent concessions, either in the form of rent abatement (meaning no rent due for select months) or rent deferral (meaning rent payments are delayed until a future period). The majority of the delayed rent payments were made during fiscal year 2022. As a result of these rent concessions, the Company has adjusted its operating lease liabilities on the accompanying Consolidated Balance Sheets.

A majority of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate lines on the Consolidated Balance Sheets. Operating lease assets and operating lease liabilities are recognized at the date the leased property is delivered to the Company based on the present value of the remaining future minimum lease payments. Additional information related to the Company’s operating leases is as follows:

	Fiscal 2022	Fiscal 2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of operating lease liabilities (a)	$246.7	$195.2
Operating lease assets obtained in exchange for new operating lease liabilities	$120.3	$282.3
Operating lease cost (b)	$217.5	$212.2
Variable lease cost (b)	$59.5	$59.0
Weighted-average remaining lease term	6.11 years	5.91 years
Weighted-average discount rate	5.91%	5.80%

(a)
Reflected as operating cash outflows in the accompanying Consolidated Statements of Cash Flows
(b)
Reflected as SG&A expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss)

The Company has a small number of leases classified as finance leases which are presented in the Consolidated Balance Sheets as follows:

	Classification	January 29, 2022	January 30, 2021
		(Dollars in millions)
Assets:
Finance lease assets, net	Property, equipment and leasehold improvements, net	$15.2	$12.1
Liabilities:
Current portion of finance lease liabilities	Accrued expenses	9.2	5.6
Long-term portion of finance lease liabilities	Other long-term liabilities	7.8	7.2

In fiscal 2022 and fiscal 2021, the Company incurred $8.8 million and $4.3 million, respectively, of finance lease amortization expense which is presented as depreciation and amortization within the accompanying Consolidated Statements of Comprehensive Income (Loss). In fiscal 2022 and fiscal 2021, the Company incurred $0.7 million and $0.4 million, respectively, of finance lease interest expense which is presented as interest expense, net within the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following is a schedule of future minimum rental payments under non-cancelable operating and financing leases as of January 29, 2022:

	Future Minimum Rental Payments
Fiscal Year:	Operating Leases (1)	Finance Leases (2)	Total
	(Dollars in millions)
2023	$221.6	$9.7	$231.3
2024	214.3	6.5	220.8
2025	178.9	1.4	180.3
2026	144.2	—	144.2
2027	105.9	—	105.9
Thereafter	232.5	—	232.5
Total lease payments	$1,097.4	$17.6	$1,115.0
Less: imputed interest	(190.6)	(0.6)	(191.2)
Present value of lease liabilities	$906.8	$17.0	$923.8

(1)
Operating lease payments do not include leases entered in to but not commenced during fiscal year 2022. We committed to approximately twenty leases to commence in fiscal year 2023 with average terms of 10 years and future minimum lease payments of approximately $76.7 million.
(2)
Finance lease payments do not include leases entered in to but not commenced during fiscal year 2022. We committed to two leases to commence in fiscal year 2023 with terms of 5 years and future minimum lease payments of approximately $11.6 million.

Note 6—Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consisted of the following:

	January 29, 2022	January 30, 2021
	(Dollars in millions)
Accrued taxes	$23.6	$23.4
Accrued compensation and payroll taxes	39.7	73.8
Accrued interest	0.6	5.1
Workers’ compensation and general liability insurance	9.9	9.8
Occupancy and rent-related liabilities	2.1	2.6
Customer gift cards	41.4	37.9
Capital expenditures payable	4.7	1.5
Finance lease obligations	9.2	5.6
Other	11.2	11.6
Total accrued expenses	$142.4	$171.3

Other long-term liabilities consisted of the following:

	January 29, 2022	January 30, 2021
	(Dollars in millions)
Workers’ compensation and general liability insurance	$15.8	$17.4
Finance lease obligations	7.8	7.2
Deferred payroll taxes	—	10.7
Other	12.7	11.0
Total other long-term liabilities	$36.3	$46.3

Total discounted insurance liabilities for fiscal 2022 were $25.7 million, reflecting a 0.4 percent discount rate, and for fiscal 2021 were $27.2 million, reflecting a 0.8 percent discount rate. The long-term portion of certain workers’ compensation and general liability accruals are discounted to their net present value based on expected loss payment patterns determined by independent actuaries using actual historical payments.

The following table represents a five year schedule for estimated future long term insurance liabilities:

Fiscal Year-Ended	Liability
(Dollars in millions)
2024	$4.9
2025	3.6
2026	2.7
2027	1.6
2028	0.9
Thereafter	2.1
Total long-term workers’ compensation and general liability insurance	$15.8

Note 7—Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	January 29, 2022	January 30, 2021
	(Dollars in millions)
Land and buildings	$52.5	$83.5
Furniture, fixtures and equipment	366.9	349.3
Purchased software and computer equipment	110.8	114.3
Leasehold improvements	374.6	356.1
Construction in progress	6.6	1.9
Finance lease assets	28.7	16.8
	940.1	921.9
Less accumulated depreciation and amortization	(683.3)	(641.4)
Property, equipment and leasehold improvements, net	$256.8	$280.5

Depreciation expense was $73.2 million in fiscal 2022, $73.1 million in fiscal 2021 and $70.3 million in fiscal 2020.

Note 8—Goodwill and Other Intangible Assets

The Company acquired certain intangible assets and recognized goodwill based on the excess of purchase price over the fair value of assets acquired and liabilities assumed.

Changes in the carrying value of goodwill were as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
	(Dollars in millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets was:

		January 29, 2022		January 30, 2021
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in millions)
JOANN trade name		$325.0	$—	$325.0	$—
joann.com domain name		10.0	—	10.0	—
Creativebug trade name	10	0.1	—	0.1	—
Customer relationships	16	110.0	74.8	110.0	67.9
Total intangible assets		$445.1	$74.8	$445.1	$67.9

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

As of November 2, 2019, the Company assessed qualitative factors in order to determine if it was more-likely-than-not that the fair values of the JOANN reporting unit, JOANN Trade Name and joann.com Domain Name did not exceed their respective carrying values and concluded no such events or circumstances existed which would require quantitative impairment tests to be performed.

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

During the fourth quarter of fiscal 2022, the Company assessed qualitative factors in order to determine if it was more-likely-than-not that the fair values of the JOANN reporting unit, JOANN Trade Name and joann.com Domain Name did not exceed their respective carrying values and concluded no events or circumstances existed which would require quantitative impairment tests be performed.

For fiscal 2022, fiscal 2021 and fiscal 2020, intangible asset amortization expense of $6.9 million, $6.9 million and $7.2 million, respectively was recognized by the Company. The weighted average remaining amortization period of finite-lived intangible assets as of January 29, 2022 and January 30, 2021 approximated 5.1 years and 6.1 years, respectively.

The remaining amortization of intangible assets with definitive lives by year is as follows (in millions):

Fiscal Year	Amortization
2023	$6.9
2024	6.9
2025	6.9
2026	6.9
2027	6.9
Thereafter	0.8
Total	$35.3

Note 9—Income Taxes

The significant components of the income tax provision were as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Current:
Federal	$11.7	$18.9	$2.3
State and local	1.7	13.0	1.9
	13.4	31.9	4.2
Deferred:
Federal	0.1	(1.8)	7.5
State and local	(0.5)	(2.1)	0.4
	(0.4)	(3.9)	7.9
Income tax provision	$13.0	$28.0	$12.1

The reconciliation of the income tax provision at the statutory rate to the income tax provision was as follows:

	Fiscal Year Ended
	January 29, 2022		January 30, 2021		February 1, 2020
	(Dollars in millions)
Federal income tax provision (benefit) at the statutory rate	$14.6	21.0%	$50.5	21.0%	$(112.2)	21.0%
Effect of:
Goodwill impairment	—	—	—	—	101.2	(18.9)
Changes in valuation allowances	(0.4)	(0.6)	(25.5)	(10.6)	29.3	(5.5)
State and local taxes, net of federal benefit	1.7	2.4	12.8	5.3	(4.6)	0.9
Revaluation of federal NOL carryback	—	—	(4.8)	(2.0)	—	—
Officers’ life insurance	(1.3)	(1.9)	(0.4)	(0.2)	(1.1)	0.2
Uncertain tax positions (inclusive of penalties and interest)	0.1	0.1	(0.5)	(0.2)	1.1	(0.2)
Federal general business credits	(1.0)	(1.4)	(0.8)	(0.3)	(0.9)	0.1
Revaluation of deferred tax liability due to state tax law changes	(1.0)	(1.4)	(0.2)	(0.1)	(0.4)	0.1
Other, net	0.3	0.5	(3.1)	(1.2)	(0.3)	—
Income tax provision	$13.0	18.7%	$28.0	11.7%	$12.1	(2.3)%

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law by the President on March 27, 2020. Among other things, it provides economic relief to individuals and businesses. Tax law changes in the CARES Act impacted the Company in a number of different ways, including enhanced interest expense deductibility for fiscal 2020 and fiscal 2021 resulting from changes to the computation of the related limitation, the ability to carry back net operating losses for fiscal 2020 and fiscal 2021 to the five prior years, including tax years with a 35 percent corporate income tax rate, and a technical correction to the Tax Cuts and Jobs Act of 2017 allowing qualified improvement property to be fully depreciated in the year the property is placed in service.

The Company’s effective income tax rate for fiscal 2022 was 18.7% compared to 11.7% for fiscal 2021. The increase in the effective income tax rate in fiscal 2022, as compared to fiscal 2021, resulted primarily from fiscal 2021 rate-lowering activity, including the reversal of the valuation allowance for the deferred tax asset relating to the interest expense carryover, and an effective tax rate benefit for a net operating loss carried back to tax years with a Federal tax rate of 35% versus 21%.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 29, 2022	January 30, 2021
	(Dollars in millions)
Deferred tax assets:
Lease obligations	$231.1	$245.2
Interest expense carryforward	1.8	1.9
Team member benefits	11.6	11.0
Inventory items	9.3	7.3
State credits	2.1	2.6
Federal net operating loss carryforwards	1.0	1.3
State net operating loss carryforwards	0.4	1.1
Other	5.3	4.6
Subtotal	262.6	275.0
Valuation allowances	(3.9)	(4.4)
Total deferred tax assets	258.7	270.6
Deferred tax liabilities:
Depreciation	(43.7)	(45.9)
Identified intangibles	(94.4)	(96.9)
Operating lease assets	(208.3)	(215.1)
Total deferred tax liabilities	(346.4)	(357.9)
Net deferred taxes	$(87.7)	$(87.3)

Income taxes are estimated for federal and each state jurisdiction in which the Company operates. This approach involves assessing the current tax exposure together with temporary differences which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are established based on these assessments. Deferred tax assets are evaluated for recoverability based on future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. The Company’s valuation allowance was $3.9 million and $4.4 million as of January 29, 2022 and January 30, 2021, respectively. The valuation allowance decreased due to the utilization of the related state tax credits on state tax returns filed during fiscal 2022. Many years of data have been incorporated into the determination of tax reserves and the Company’s estimates have historically proven to be reasonable.

The Company has approximately $4.8 million of gross federal net operating loss (“NOL”) carryforwards and $0.4 million of gross state NOL carryforwards, which expire in fiscal 2023 through fiscal 2027 and fiscal 2023 through fiscal 2041, respectively. The Company has net state tax credits of $2.1 million, with a full valuation allowance of $2.1 million related to state tax credits.

The Company files income tax returns in various jurisdictions, including the U.S., China and certain states, counties and municipalities, in accordance with applicable nexus requirements. For U.S. federal, state and local purposes, the Company is no longer subject to income tax examinations by taxing authorities for fiscal years prior to fiscal 2017, with some exceptions for state and local purposes due to longer statutes of limitations or the extensions of statutes of limitations. The Company expects to decrease its uncertain tax positions by $0.4 million within the next fiscal year due to settlement with state taxing authorities and the expiration of statues of limitations, all of which is expected to be recognized as an income tax benefit.

A reconciliation of the beginning and ending amounts of uncertain tax positions for the past three fiscal years is as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Balance at beginning of fiscal year	$1.2	$9.9	$2.8
Increases related to prior year tax positions	0.4	0.3	7.1
Decreases related to prior year tax positions	—	—	—
Settlements	(0.2)	(8.7)	—
Lapse of statute of limitations	(0.2)	(0.3)	—
Balance at end of fiscal year	$1.2	$1.2	$9.9

At the end of fiscal 2022, the Company’s uncertain tax positions are $1.2 million, of which $0.9 million would affect the effective tax rate, if recognized. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.4 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the end of fiscal 2022 and fiscal 2021 were $0.1 million and $0.2 million, respectively.

During fiscal 2021, the Company settled a dispute with the IRS relating the fiscal 2015-2018 tax years. Prior to the settlement, the Company had an unrecognized income tax benefit of $8.7 million relating to these tax years.

Note 10—Stock-Based Compensation

Equity Incentive Plans

In March 2011, the 2011 Stock Option Plan of Needle Holdings was adopted authorizing Needle Holdings to provide certain team members with options to purchase Needle Holdings common shares. In October 2012, as part of the formation of the Holding Company, the Stock Option Plan, dated October 16, 2012 (the “2012 Plan”), formerly known as the 2011 Stock Option Plan of Needle Holdings, was assumed by the Holding Company. With the approval of the JOANN Inc. 2021 Equity Incentive Plan, as discussed below, no additional grants will be made under the 2012 Plan.

In connection with its initial public offering, the Company adopted the JOANN Inc. 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock units and other stock-based awards to team members and non-employee directors. The maximum number of shares of the Company's common stock available for issuance under the 2021 Plan is equal to 2,000,000 shares of the Company's common stock subject to an annual automatic increase equal to 4% of the total number of shares outstanding on the last day of the immediately preceding fiscal year or a lesser number as determined by the Company’s board of directors. As of January 29, 2022, there were 1,243,712 awards available to be issued under the 2021 Plan.

Stock Options

Stock options expire ten years after the date of grant. The options vest and become exercisable based on continued service to the Company. Stock options granted under the 2012 Plan vest over five years at 40 percent after the first two years and 20 percent each year thereafter. Stock options granted under the 2021 Plan have a graded vesting period of four years whereby one-fourth of the awards vest on each of the anniversaries of the grant date.

The following is a summary of stock option activity for fiscal 2022:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	3,086,467	$6.11
Granted	656,656	$12.00
Exercised	(482,332)	$4.83
Cancelled	(419,339)	$5.49
Outstanding at end of period	2,841,452	$7.78	7.0	$8.4
Exercisable at end of period	1,105,349	$8.64	5.2	$1.9

The total intrinsic value of stock options exercised was $3.0 million and $0.6 million in fiscal 2022 and fiscal 2020, respectively. There were no stock options exercised in fiscal 2021, and as such, there was no intrinsic value to be calculated and no cash proceeds received. Cash proceeds from the exercise of stock option awards were $1.8 million and $0.3 million in fiscal 2022 and fiscal 2020, respectively.

The weighted-average fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Weighted-average fair value per option	$4.02	$0.50	$5.01
Expected volatility rate	48.00%	41.25%	39.01%
Risk free interest rate	1.04%	0.68%	2.53%
Expected term of options	6.3 years	7.0 years	7.0 years
Expected dividend yield	3.3%	0.0%	0.0%

Expected stock price volatility was estimated using the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term of the awards. The risk-free interest rate was determined using an interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term. The expected term was determined using a simplified approach, calculated as the mid-point between the graded vesting period and the contractual life of the award. The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. The Company accounts for forfeiture of non-vested options as they occur.

Restricted Stock Units

The Company issued restricted stock units to certain team members, which have a vesting period of three years whereby one-third of the awards vest on each of the three anniversaries of the grant date. The Company also issued restricted stock units to non-employee members of its board of directors, all of which vest on the first anniversary of the grant date. The fair value for restricted stock units is calculated based on the stock price on the date of grant.

The following is a summary of restricted stock unit activity for fiscal 2022:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	216,838	$12.83
Forfeited	(20,555)	$12.63
Unvested at end of period	196,283	$12.85

ESPP

The Company's ESPP allows eligible team members to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods, with a new offering period commencing on the first trading day on or after January 1 and July 1 of each year. Team members may purchase shares in each offering period at 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower. The maximum number of shares of the Company's common stock available for issuance under the ESPP is equal to 400,000 shares subject to an annual automatic increase equal to the least of 1% of the total number of shares outstanding on the last day of the immediately preceding calendar year, 400,000 shares or a lesser number as determined by the Company’s board of directors. As of January 29, 2022, the Company had 800,000 shares of common stock available for issuance under the ESPP.

Stock-based Compensation Expense

The following table shows the expense recognized by the Company for stock-based compensation:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Stock-based compensation expense	$2.5	$1.5	$1.2

As of January 29, 2022, there was $5.3 million of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.5 years. Stock-based compensation expense is recorded in Selling, general and administrative expenses within the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted income (loss) per share for fiscal 2022, fiscal 2021 and fiscal 2020:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions except per share data)
Net income (loss)	$56.7	$212.3	$(546.6)

Weighted-average common shares outstanding – basic	40,805,319	34,902,380	34,882,306
Effect of dilutive stock-based awards	1,270,667	896,111	—
Weighted-average common shares outstanding – diluted	42,075,986	35,798,491	34,882,306

Basic earnings (loss) per common share	$1.39	$6.08	$(15.67)
Diluted earnings (loss) per common share	$1.35	$5.93	$(15.67)

Antidilutive stock-based awards excluded from diluted calculation	1,424,463	1,179,568	2,267,855

Note 12—Segments and Disaggregated Revenue

The Company conducts its business activities and reports financial results as one operating segment and one reportable segment, which includes the Company’s store locations and integrated omni-channel operations. Due to its integrated omni-channel strategy, the Company views omni-channel sales as an extension of its physical store locations. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of its operations.

The following table shows revenue by product category:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(Dollars in millions)
Sewing	$1,036.5	$1,319.9	$1,044.2
Arts and Crafts and Home Décor	1,345.9	1,392.8	1,155.6
Other	35.2	49.6	41.4
Total	$2,417.6	$2,762.3	$2,241.2

Substantially all of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10 percent of total revenues for any period presented.

Note 13—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 14—Savings Plan Retirement and Postretirement Benefits

The Company sponsors the 401(k) Plan, which is a tax deferred savings plan whereby eligible team members may elect to contribute up to 50 percent of annual compensation on a pre-tax basis. The Company makes a 50 percent matching contribution up to six percent of the team member’s annual compensation. The Company match is made in cash and is participant-directed. The amount of the Company’s matching contribution was $2.9 million in fiscal 2022, $2.6 million in fiscal 2021 and $2.5 million in fiscal 2020. The Company does not provide post-retirement health care benefits for its team members.

Note 15—Gain on Sale Leaseback of Distribution Center

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

Management's Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of January 29, 2022.

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Report because we are a non-accelerated filer.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended January 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated herein by reference to the fiscal 2022 Proxy Statement.

Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers,” as permitted by the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the fiscal 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the fiscal 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)
Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page 51.

(2)
Financial Statement Schedules:

All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in 15(1) above.

(3)
Exhibits:

The exhibits listed in the accompanying Index to Exhibits below are filed or incorporated by reference into this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40204	3.1	03/19/21

3.2	Amended and Restated Bylaws of the Company	8-K	001-40204	3.2	03/19/21

4.1	Amended and Restated Shareholders Agreement, dated March 16, 2021, among the Company and certain of its shareholders	8-K	001-40204	10.1	03/19/21

4.2	Description of the Registrant’s Securities	10-K	001-40204	4.2	04/01/21

10.1	Amended and Restated Credit Agreement, dated October 21, 2016, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.1	02/16/21

10.2	First Amendment to Amended and Restated Credit Agreement, dated November 25, 2020, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.1.1	02/16/21

10.3	Second Amendment to Amended and Restated Credit Agreement, dated December 22, 2021, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.					*

10.4	Credit Agreement, dated October 21, 2016, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.2	02/16/21

10.5	Incremental Amendment No. 1, dated July 21, 2017, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.2.1	02/16/21

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.6	Amendment No. 2 to Credit Agreement, dated July 7, 2021, among Jo-Ann Stores, LLC, as borrower, Needle Holdings LLC and the other guarantor parties from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent and lender	8-K	001-40204	10.1	07/08/21

10.7#	Employment Agreement by and between Jo-Ann Stores, LLC and Wade Miquelon	S-1	333-253121	10.4	02/16/21

10.8#	Amended and Restated Severance Agreement by and between Jo-Ann Stores, LLC and Wade Miquelon	S-1	333-253121	10.5	02/16/21

10.9#	Severance Agreement by and between Jo-Ann Stores, LLC and Matt Susz	S-1	333-253121	10.6	02/16/21

10.10#	Severance Agreement by and between Jo-Ann Stores, LLC and Janet Duliga	S-1	333-253121	10.7	02/16/21

10.11#	Severance Agreement by and between Jo-Ann Stores, LLC and Christopher DiTullio	S-1	333-253121	10.8	02/16/21

10.12#	Severance Agreement by and between Jo-Ann Stores, LLC and Robert Will	S-1	333-253121	10.9	02/16/21

10.13#	Stock Option Plan of the Company, dated October 16, 2012	S-1	333-253121	10.10	02/16/21

10.14#	Form of Option Agreement under the Stock Option Plan of the Company, dated October 16, 2012	S-1	333-253121	10.11	02/16/21

10.15#	2021 Equity Incentive Plan of the Company	S-1/A	333-253121	10.12	03/04/21

10.16#	Form of Option Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.13	03/04/21

10.17#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.14	03/04/21

10.18#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.15	03/04/21

10.19#	2021 Employee Stock Purchase Plan	S-1/A	333-253121	10.16	03/04/21

10.20#	Non-Employee Director Compensation Policy of the Company	S-1/A	333-253121	10.17	03/04/21

10.21#	Form of Indemnification Agreement	S-1/A	333-253121	10.18	03/04/21

21.1	List of subsidiaries of JOANN Inc.	S-1	333-253121	21.1	02/16/21

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					*

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOANN INC.

Dated: March 18, 2022	By:	/s/ Matt Susz
	Name:	Matt Susz
	Title:	Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade Miquelon Wade Miquelon	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 18, 2022

/s/ Matt Susz Matt Susz	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	March 18, 2022

/s/ Lily Chang Lily Chang	Director	March 18, 2022

/s/ Marybeth Hays Marybeth Hays	Director	March 18, 2022

/s/ Anne Mehlman Anne Mehlman	Director	March 18, 2022

/s/ Jonathan Sokoloff Jonathan Sokoloff	Director	March 18, 2022

/s/ Darrell Webb Darrell Webb	Director	March 18, 2022

/s/ John Yoon John Yoon	Director	March 18, 2022