Form 10-Q
period 2022-04-30
JOANN Inc.
filed 2022-06-03
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 27, 2022, the registrant had 40,667,434 shares of common stock, par value $0.01 per share, outstanding.

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
•
our reliance on and relationships with foreign suppliers and their ability to supply us with adequate, timely and cost-effective products for resale;
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

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Furthermore, the potential impact of the COVID-19 pandemic on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition and liquidity and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	April 30, 2022	May 1, 2021	January 29, 2022
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$22.3	$22.7	$22.5
Inventories	674.5	539.3	658.6
Prepaid expenses and other current assets	58.2	66.6	39.2
Total current assets	755.0	628.6	720.3

Property, equipment and leasehold improvements, net	263.1	282.0	256.8
Operating lease assets	803.2	828.2	818.0
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	373.6	375.5	370.3
Other assets	35.4	25.2	34.8
Total assets	$2,392.3	$2,301.5	$2,362.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$194.0	$205.1	$253.8
Accrued expenses	127.4	127.1	142.4
Current portion of operating lease liabilities	169.5	180.4	173.8
Current portion of long-term debt	6.8	—	6.8
Total current liabilities	497.7	512.6	576.8

Long-term debt, net	931.0	760.4	778.6
Long-term operating lease liabilities	725.5	755.2	733.0
Long-term deferred income taxes	88.8	86.9	87.7
Other long-term liabilities	34.3	51.2	36.3

Shareholders’ equity:
Common stock, stated value $0.01 per share; 200.0 million authorized; issued 44.1 million shares at April 30, 2022, May 1, 2021 and January 29, 2022	0.4	0.4	0.4
Additional paid-in capital	203.7	202.2	203.3
Retained (deficit)	(64.5)	(53.9)	(24.9)
Accumulated other comprehensive income (loss)	5.3	(0.2)	1.8
Treasury stock at cost; 3.4 million shares at April 30, 2022, 1.9 million shares at May 1, 2021 and 3.5 million shares at January 29, 2022	(29.9)	(13.3)	(30.8)
Total shareholders’ equity	115.0	135.2	149.8
Total liabilities and shareholders’ equity	$2,392.3	$2,301.5	$2,362.2

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(In millions except per share data)
Net sales	$498.0	$574.4
Cost of sales	257.3	271.7
Selling, general and administrative expenses	259.1	249.9
Depreciation and amortization	20.1	20.4
Operating profit (loss)	(38.5)	32.4
Interest expense, net	11.2	13.2
Debt related (gain)	—	(0.1)
Step acquisition write-off	1.0	—
Income (loss) before income taxes	(50.7)	19.3
Income tax provision (benefit)	(15.6)	4.2
Net income (loss)	$(35.1)	$15.1

Other comprehensive income:
Cash flow hedges	4.7	0.2
Income tax provision on cash flow hedges	(1.2)	(0.1)
Other comprehensive income	3.5	0.1
Comprehensive income (loss)	$(31.6)	$15.2

Earnings (loss) per common share:
Basic	$(0.86)	$0.39
Diluted	$(0.86)	$0.38
Weighted-average common shares outstanding:
Basic	40.6	38.4
Diluted	40.6	39.7

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(In millions)
Net cash provided by (used for) operating activities:
Net income (loss)	$(35.1)	$15.1
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Non-cash operating lease expense	41.4	39.3
Depreciation and amortization	20.1	20.4
Deferred income taxes	(0.1)	(0.4)
Stock-based compensation expense	1.0	0.6
Amortization of deferred financing costs and original issue discount	0.5	0.8
Debt related (gain)	—	(0.1)
Step acquisition write-off	1.0	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	(15.9)	16.6
Decrease (increase) in prepaid expenses and other current assets	(18.9)	6.1
(Decrease) in accounts payable	(59.8)	(45.0)
(Decrease) in accrued expenses	(16.3)	(47.5)
(Decrease) in operating lease liabilities	(38.5)	(48.5)
(Decrease) in other long-term liabilities	(3.7)	(1.5)
Other, net	2.1	0.6
Net cash (used for) operating activities	(122.2)	(43.5)
Net cash (used for) investing activities:
Capital expenditures	(19.3)	(10.5)
Acquisitions	(4.3)	—
Other investing activities	—	(0.2)
Net cash (used for) investing activities	(23.6)	(10.7)
Net cash provided by (used for) financing activities:
Term loan payments	(3.4)	(70.9)
Borrowings on revolving credit facility	221.7	147.6
Payments on revolving credit facility	(66.2)	(102.1)
Purchase and retirement of debt	—	(0.9)
Principal payments on finance lease obligations	(2.3)	(1.2)
Issuance of common stock, net of underwriting commissions and offering costs	—	77.0
Proceeds from exercise of stock options	0.4	—
Payments of taxes related to the net issuance of team member stock awards	(0.1)	—
Dividends paid	(4.5)	—
Net cash provided by financing activities	145.6	49.5
Net (decrease) in cash and cash equivalents	(0.2)	(4.7)
Cash and cash equivalents at beginning of period	22.5	27.4
Cash and cash equivalents at end of period	$22.3	$22.7
Cash paid during the period for:
Interest	$10.4	$12.8
Income taxes, net of refunds	(0.4)	(0.3)

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Thirteen Weeks Ended
	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In millions)
Balance, January 30, 2021	34.9	1.9	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	15.1	—	15.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Issuance of common stock, net	7.1	—	0.1	76.9	—	—	—	77.0
Stock-based compensation	—	—	—	0.6	—	—	—	0.6
Exercise of stock options	0.2	—	—	—	—	—	—	—
Balance, May 1, 2021	42.2	1.9	$0.4	$202.2	$(13.3)	$(53.9)	$(0.2)	$135.2

Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(35.1)	—	(35.1)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5
Dividends – $0.11 per share	—	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	1.0	—	—	—	1.0
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.7)	0.6	—	—	(0.1)
Balance, April 30, 2022	40.7	3.4	$0.4	$203.7	$(29.9)	$(64.5)	$5.3	$115.0

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Company is well-positioned in the marketplace and has multiple competitive advantages, including a broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of April 30, 2022, the Company operated 846 store locations in 49 states.

Basis of Presentation

The accompanying Consolidated Financial Statements and these notes are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Consolidated Financial Statements reflect all normal, recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations and cash flows for all periods presented. The Consolidated Financial Statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Consolidated Financial Statements and these notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Consolidation

The Consolidated Financial Statements include the accounts of JOANN Inc. (the “Holding Company”), Needle Holdings LLC (“Needle Holdings”) and Jo-Ann Stores, LLC and its wholly-owned subsidiaries (collectively, “JOANN”). All of the entities referenced in the prior sentence hereinafter will be referred to collectively as the “Company” and are all controlled by affiliates of Leonard Green & Partners, L.P. (“LGP”). All intercompany accounts and transactions have been eliminated upon consolidation.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the fiscal year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended April 30, 2022 and May 1, 2021 were both comprised of 13 weeks.

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

Use of Estimates

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

Recently Issued Accounting Guidance

There are no recently issued accounting pronouncements that the Company has not yet adopted which would have a material impact on the Consolidated Financial Statements.

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

The Company paid a management fee of $0.4 million for the thirteen weeks ended May 1, 2021, but paid no such fee for the thirteen weeks ended April 30, 2022.

During the thirteen weeks ended April 30, 2022, the Company paid dividends of $3.1 million to LGP as part of the Company's quarterly dividend payments.

Note 2—Financing

Long-term debt consisted of the following:

	April 30, 2022	May 1, 2021	January 29, 2022
	(In millions)
Second Amended Revolving Credit Facility	$276.5	$131.0	$121.0
Term Loan due 2023	—	635.3	—
Term Loan due 2024	—	—	—
Term Loan due 2028	669.9	—	673.3
Total debt	946.4	766.3	794.3
Less unamortized discount and debt costs	(8.6)	(5.9)	(8.9)
Total debt, net	937.8	760.4	785.4
Less current portion of debt	(6.8)	—	(6.8)
Long-term debt, net	$931.0	$760.4	$778.6

Revolving Credit Facility

On October 21, 2016, the Company entered into an asset-based revolving credit facility agreement (the "Revolving Credit Facility"), which originally provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. On November 25, 2020, the Company entered into an agreement to amend various terms of the Revolving Credit

Facility (as amended, the “First Amended Revolving Credit Facility”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025.

On December 22, 2021, the Company entered into an agreement to amend various terms of the First Amended Revolving Credit Facility (as amended, the “Second Amended Revolving Credit Facility”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on December 22, 2026. No changes were made to the borrowing base formula. The Second Amended Revolving Credit Facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable and related assets with a second priority interest in all other assets, excluding real estate. It also continues to be guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

Under the Second Amended Revolving Credit Facility, base rate loans bear an additional margin of 0.50% when average historical excess capacity is less than 40.00% of the maximum credit and 0.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Eurodollar rate loans bear an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the Second Amended Revolving Credit Facility are calculated based on a rate of 0.20% per annum. In the event LIBOR ceases to be available during the term of the facility, the facility provides procedures to determine a “LIBOR Successor Rate.” The Company has the option to request an increase in the size of the Second Amended Revolving Credit Facility up to $150.0 million (for a total facility of $650.0 million) in increments of $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Second Amended Revolving Credit Facility are under no obligation to provide any such additional amounts.

As of April 30, 2022, there were $276.5 million of borrowings on the Second Amended Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $18.1 million. As of April 30, 2022, the Company’s excess availability on the Second Amended Revolving Credit Facility was $122.7 million. During the first quarter of fiscal 2023, the weighted average interest rate for borrowings under the Second Amended Revolving Credit Facility was 1.63%, compared to 2.84% for the first quarter of fiscal 2022. As of May 1, 2021, the Company had $131.0 million of borrowings on the Second Amended Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $24.8 million. As of May 1, 2021, the Company’s excess availability on the Second Amended Revolving Credit Facility was $215.5 million.

Term Loan Due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0% of face value. The Term Loan due 2023 facility was with a syndicate of lenders and was secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a second priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. The weighted average interest rate for borrowings under the Term Loan due 2023 was 6.08% for the first quarter of fiscal 2022.

The Term Loan due 2023 was refinanced on July 7, 2021 with the Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized in debt related (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the second quarter of fiscal 2022 as a result of the refinancing.

Term Loan Due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024”), which was issued at 98.5% of face value. The Term Loan due 2024 was with a syndicate of lenders. The Term Loan due 2024 was secured by a second priority security interest in all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a third priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. During the first quarter of fiscal 2022, the weighted average interest rate for borrowings under the Term Loan due 2024 was 10.39%.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated in the first quarter of fiscal 2022. A write-off of the deferred charges and original issue discount, totaling $0.9 million, associated with the original debt issuance was recognized in debt related (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the first quarter of fiscal 2021 as a result of the repayment.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as to reduce amounts borrowed under the Revolving Credit Facility, and pay related fees and expenses. The Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During the first quarter of fiscal 2023, the weighted average interest rate for borrowings under the Term Loan due 2028 was 5.60%.

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

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Second Amended Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At April 30, 2022, the Company was in compliance with all covenants under its credit agreements.

For further details on the Company’s debt, see Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

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

Interest Rate Swap

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.43% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of April 30, 2022 was $7.1 million and is presented within other assets in the accompanying Consolidated Balance Sheet.

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

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended April 30, 2022 and May 1, 2021 are presented in the table below:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(In millions)
Gain recognized in other comprehensive income, gross of income taxes	$4.7	$—

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

Instrument	Balance Sheet Location	April 30, 2022	May 1, 2021
		(In millions)
Interest rate swap	Other assets	$7.1	$—

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Second Amended Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s Term Loans as of April 30, 2022 and May 1, 2021:

	April 30, 2022		May 1, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2023 (a)	$—	$—	$629.4	$626.4
Term Loan due 2024 (a)	—	—	—	—
Term Loan due 2028 (a)	661.2	554.7	—	—

(a)
Net of deferred financing costs and original issue discount.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The fair values are determined based on either a market approach, an income approach, in which the Company utilizes internal cash flow projections over the life of the underlying assets discounted using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model, or a combination of both. These measures of fair value and related inputs are considered a Level 3 approach under the fair value hierarchy.

The Company uses the end of the period when determining the timing of transfers between levels. There were no transfers between levels during the periods presented.

Note 5—Goodwill and Other Intangible Assets

The carrying amount of goodwill at April 30, 2022 and May 1, 2021, was as follows:

	April 30, 2022	May 1, 2021
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at April 30, 2022 and May 1, 2021 was as follows:

		April 30, 2022		May 1, 2021
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$325.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	(0.1)	0.1	—
Technology	3	5.3	(0.3)	—	—
Customer relationships	16	110.0	(76.4)	110.0	(69.6)
Total intangible assets		$450.4	$(76.8)	$445.1	$(69.6)

The Company recognized intangible asset amortization of $2.0 million and $1.7 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively. The weighted average amortization period of amortizable intangible assets as of April 30, 2022 approximated 4.6 years.

On March 4, 2022, the Company purchased the remaining equity interest in WeaveUp, Inc. ("WeaveUp") for $4.3 million. Acquisition-related costs of $0.1 million were recognized in SG&A expenses within the accompanying Consolidated Statements of Comprehensive Income (Loss). Prior to the closing of the acquisition, the Company recorded its 12.3% equity investment in WeaveUp at cost and adjusted for observable transactions for same or similar investments in WeaveUp, as applicable (referred to as the measurement alternative). Using step acquisition accounting, the Company decreased the value of its previously held equity investment to its fair value of $1.0 million which resulted in a loss of $1.0 million. The fair value of the previously held equity investment was determined using Level 3 valuation techniques. The loss was recorded as step acquisition write-off within the Consolidated Statements of Comprehensive Income (Loss).

An intangible asset for WeaveUp’s developed technology with a preliminary value of $5.3 million was recorded as a result of the acquisition. The intangible asset will be amortized over its estimated useful life of 3 years. The other assets and liabilities acquired in the purchase of WeaveUp were not material.

Note 6—Income Taxes

Effective Tax Rate

The effective income tax rate for the first quarter of fiscal 2023 was 30.8%, which was an income tax benefit on a pre-tax book loss, compared to 21.8% for the first quarter of fiscal 2022, which was an income tax provision on pre-tax book income. The change in the effective tax rate was caused by the fact that the rate fluctuated between benefit and provision status. Specifically, favorable permanent book-tax differences and tax credits increased the benefit rate for the first quarter of fiscal 2023 and decreased the provision rate for the first quarter of fiscal 2022 relative to the statutory rate. In addition, there was a revaluation of the deferred tax liability due to favorable state tax law changes, which reduced the effective tax rate for the first quarter of fiscal 2022.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the first quarter of fiscal 2023, unrecognized tax benefits were $1.2 million, of which $0.9 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the first quarter of fiscal 2023 was $0.1 million compared to $0.2 million of interest and penalties accrued as of the end of the first quarter of fiscal 2022. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.4 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

Note 7—Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted-average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings (loss) per share.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share and the stock-based awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(In millions except per share data)
Net income (loss)	$(35.1)	$15.1

Weighted-average common shares outstanding – Basic	40.6	38.4
Effect of dilutive stock-based awards	—	1.3
Weighted-average common shares outstanding – Diluted	40.6	39.7

Basic earnings (loss) per common share	$(0.86)	$0.39
Diluted earnings (loss) per common share	$(0.86)	$0.38

Antidilutive stock-based awards excluded from diluted calculation	4.2	1.4

Note 8—Segments and Disaggregated Revenue

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

The following table shows revenue by product category:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(In millions)
Sewing	225.4	$258.3
Arts and Crafts and Home Décor	263.7	304.8
Other	8.9	11.3
Total	$498.0	$574.4

Note 9—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” section in this Quarterly Report on Form 10-Q and the “Summary Risk Factors” and “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended April 30, 2022 and May 1, 2021 were both comprised of 13 weeks.

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

Highlights for the Thirteen Weeks Ended April 30, 2022

•
Net sales decreased 13.3% compared to the first quarter of fiscal 2022, to $498.0 million, with total comparable sales decreasing 12.9% compared with a total comparable sales increase of 15.0% in the same period in fiscal 2022.
•
Gross profit decreased 20.5% compared to the same period in the prior fiscal year, to $240.7 million, at a rate to net sales of 48.3%, which was a 440 basis point decrease compared to the same period in the prior fiscal year.
•
Net loss was $35.1 million in the first quarter of fiscal 2023, compared to net income of $15.1 million in the same period in the prior fiscal year.
•
We declared and paid a quarterly cash dividend of $4.5 million.
•
We acquired the remaining outstanding shares of WeaveUp during the first quarter of fiscal 2023 for $4.3 million.

Effects of COVID-19 on Our Business

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the global economy. We continue to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our team members, customers and their families worldwide. As of April 30, 2022, we operated 846 store locations in 49 states and all store locations were open and fully operational. The extent of the impact of the COVID-19 pandemic on our operations will depend upon ongoing developments, such as the recent increases in cases in China and the shutdown measures being taken by the Chinese government in response, changes in consumer confidence and spending habits, the extent of any recession resulting from the pandemic and the cost and efficiency of our global supply chain, particularly availability of and rates paid for ocean freight and incremental costs incurred due to congested U.S. ports and availability of domestic trucking. See Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for further information regarding the risks associated with the impact of the COVID-19 pandemic on our business.

Total Comparable Sales

Total comparable sales are an important measure throughout the retail industry. This measure allows us to evaluate how our store location base and e-commerce business are performing by measuring the change in period-over-period net sales in store locations that have been open for the applicable period. We define total comparable sales as net sales for store locations that have been open for at least 13 months and have not been relocated, expanded or downsized in the last 13 months. In addition, total comparable sales include our e-commerce sales generated via joann.com (online sales for all products) and creativebug.com (online sales of digital videos for crafting projects). There may be variations in the way in which some of our competitors and other retailers calculate comparable sales. As a result, data in this Quarterly Report on Form 10-Q regarding our total comparable sales may not be comparable to similar data made available by other retailers.

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

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including debt related gains and losses, step acquisition write-offs, costs related to strategic initiatives, COVID-19 costs, technology development expenses, stock-based compensation expense, sponsor management fees and other one-time costs. Our adjustments for COVID-19 related costs include, as a separate line item, excess import freight costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies begin to recover from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which have disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions have produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that are adding significant cost to the Company’s procurement of imported merchandise. These excess import freight costs include significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we do not normally incur. In a normative operating environment, the Company would procure 70% to 80% of its needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% - 15% premium to our contract rates. Accordingly, we established a standard cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. Negotiation of our current contact rates were finalized in May 2021, and we are currently in annual negotiations with numerous ocean carriers on updated rates. In the current COVID-19 impacted operating environment, our contracted capacity has consistently not been met by our carriers, and rates paid on the open market have escalated to up to an average of nearly 200% above our contract rates and in some cases over 300% greater. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
(In millions)	April 30, 2022	May 1, 2021
Net income (loss)	$(35.1)	$15.1
Income tax provision (benefit)	(15.6)	4.2
Interest expense, net	11.2	13.2
Depreciation and amortization (1)	20.6	20.6
Debt related (gain) (2)	—	(0.1)
Step acquisition write-off (3)	1.0	—
Strategic initiatives (4)	2.1	0.3
Excess import freight costs (5)	28.9	—
Other COVID-19 costs (6)	—	1.3
Technology development expense (7)	2.1	1.8
Stock-based compensation expense	1.0	0.6
Sponsor management fee (8)	—	0.4
Other (9)	2.4	0.1
Adjusted EBITDA	$18.6	$57.5

(1)
“Depreciation and amortization” represents depreciation, amortization of intangible assets and amortization of content costs.
(2)
“Debt related (gain)” represents losses and gains associated with debt repurchases below par and the write off of unamortized fees and original issue discount associated with debt refinancings.
(3)
"Step acquisition write-off" represents a loss of $1.0 million as a result of a decrease in the value of our previously held equity investment in WeaveUp to its fair value using step acquisition accounting.
(4)
“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives.
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
(6)
“Other COVID-19 costs” represents costs incurred for store location cleaning supplies and deep clean services.
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

Consolidated Income Data:

	Thirteen Weeks Ended
(In millions)	April 30, 2022	May 1, 2021
Net sales	$498.0	$574.4
Gross profit	240.7	302.7
SG&A expenses	259.1	249.9
Operating profit (loss)	(38.5)	32.4
Net income (loss)	(35.1)	15.1

Other Operational Data:

	Thirteen Weeks Ended
(In millions)	April 30, 2022	May 1, 2021
Total increase (decrease) in comparable sales vs. prior year	(12.9)%	15.0%
Gross margin	48.3%	52.7%
SG&A expenses as a % of net sales	52.0%	43.5%
Operating profit (loss) as a % of net sales	(7.7)%	5.6%
Adjusted EBITDA (1)	$18.6	$57.5
Pre-opening and closing costs excluding loss on disposal of fixed assets	3.7	1.8
Adjusted EBITDA as a % of net sales	3.7%	10.0%
Total store location count at end of period	846	855

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the Thirteen Weeks ended April 30, 2022 and May 1, 2021

Net Sales

Net sales were $498.0 million for the thirteen weeks ended April 30, 2022, a decrease of $76.4 million or 13.3% compared to the same period in fiscal 2022. Total comparable sales for the thirteen weeks ended April 30, 2022 decreased 12.9% compared with a total comparable sales increase of 15.0% in the same period in fiscal 2022. The total comparable sales decrease resulted primarily from a decrease in transaction volume. On a category basis, declines in sales were more pronounced in our Craft Technology business, which was unusually strong in the first quarter last year driven by new product launches. In addition, higher customer discretionary spending driven by government stimulus payments had a favorable impact on net sales in the first quarter of fiscal 2022.

Gross Profit

Gross profit was $240.7 million for the thirteen weeks ended April 30, 2022, a decrease of $62.0 million or 20.5% compared to the same period in fiscal 2022. Gross margin was 48.3% for the thirteen weeks ended April 30, 2022, a decrease of 440 basis points compared to the thirteen weeks ended May 1, 2021. The decrease in gross profit was primarily driven by our decline in total comparable sales along with higher supply chain costs, driven primarily by excess import freight. We believe that the increase in ocean freight and related port congestion costs were transitory and had an impact of approximately 580 basis points on gross margin. These negative factors were partially offset by improved pricing efficiency and lower levels of overall clearance markdowns due to improved inventory quality.

Selling, General and Administrative Expenses

SG&A expenses were $259.1 million for the thirteen weeks ended April 30, 2022, an increase of $9.2 million or 3.7% compared to the same period in fiscal 2022. The increase was primarily driven by incremental distribution costs associated with handling of later arriving spring merchandise as well as incremental operating costs for our new multi-purpose distribution center located in West

Jefferson, Ohio. We also had increases in spending on strategic initiatives including pre-opening costs associated with our new and remodeled store locations as well as investments in several emerging businesses, which we are referring to as our "Blue Ocean" initiatives. We have also experienced inflationary pressures in energy, commodity and labor costs that have been partially offset by improved operating efficiencies and lower incentive compensation costs. As a percentage of net sales, SG&A expenses for the thirteen weeks ended April 30, 2022 were 52.0%, an increase of 850 basis points compared to the same period in fiscal 2022. The increase as a percentage of sales was primarily driven by the factors listed above as well as the 13.3% decrease in net sales in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $20.1 million in the thirteen weeks ended April 30, 2022, a decrease of $0.3 million compared to the same period in fiscal 2022. This decrease was driven by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022, partially offset by investments in our multi-purpose distribution center as well as store location refresh and technology projects in fiscal 2022.

Interest Expense

Interest expense for the thirteen weeks ended April 30, 2022 was $11.2 million, a decrease of $2.0 million compared to the same period in fiscal 2022. The decrease in interest expense was primarily due to lower interest rates as a result of the repayment of the Term Loan due 2024 during the first quarter of fiscal 2022 and our Term Loan Due 2023 refinancing in the second quarter of fiscal 2022. The average debt level in the thirteen weeks ended April 30, 2022 was $892.9 million compared to $820.6 million in the thirteen weeks ended May 1, 2021. The weighted average interest rate was 4.62% and 5.70% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

We had $946.4 million of debt outstanding (face value) as of April 30, 2022 versus $766.3 million as of May 1, 2021.

Debt Related (Gain)

During the first quarter of fiscal 2022, we repurchased $1.9 million in face value of the Term Loan due 2024 at an average of 53% of par, resulting in a $1.0 million gain, which is included in debt related (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss). A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to debt related (gain). Also offsetting the gain was a $0.9 million write-off of the original issue discount and deferred issuance costs related to the paydown of the Term Loan due 2024. The Term Loan due 2024 was retired at face value.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2023 was 30.8%, which was an income tax benefit on a pre-tax book loss, compared to 21.8% for the first quarter of fiscal 2022, which was an income tax provision on pre-tax book income. The change in the effective tax rate was caused by the fact that the rate fluctuated between benefit and provision status. Specifically, favorable permanent book-tax differences and tax credits increased the benefit rate for the first quarter of fiscal 2023 and decreased the provision rate for the first quarter of fiscal 2022 relative to the statutory rate. In addition, there was a revaluation of the deferred tax liability due to favorable state tax law changes, which reduced the effective tax rate for the first quarter of fiscal 2022.

Net Income (Loss)

Net loss was $35.1 million for the thirteen weeks ended April 30, 2022, a decrease of $50.2 million compared to the net income in the same period in fiscal 2022. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) decreased 67.7% to $18.6 million or 3.7% of net sales for the thirteen weeks ended April 30, 2022 compared to $57.5 million or 10.0% of net sales for the same period in fiscal 2022. Our decrease in Adjusted EBITDA of $38.9 million and lower Adjusted EBITDA as a percentage of net sales of 630 basis points was driven primarily by the decline in total comparable sales.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Second Amended Revolving Credit Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Second Amended Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases for the foreseeable future. Subject to market conditions, we may from time to time repurchase our outstanding debt. As of April 30, 2022, we were in compliance with all covenants under our debt facilities and notes. For the four quarters ended April 30, 2022, our net cash used for operating activities was $102.3 million and our Credit Facility Adjusted EBITDA was $214.3 million.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus pre-opening and closing costs excluding loss on disposal of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Second Amended Revolving Credit Facility and Term Loan due 2028 (collectively, the “Credit Facilities”). We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. As of April 30, 2022, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 4.4 to 1.0, and of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 4.4 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(In millions)	Four Quarters Ended April 30, 2022
Net cash used for operating activities	$(102.3)
Non-cash operating lease expense	(164.7)
Depreciation and amortization excluding content cost amortization	(79.8)
Deferred income taxes	0.1
Stock-based compensation expense	(2.9)
Amortization of deferred financing costs and original issue discount	(2.2)
Debt related loss	(3.4)
Gain on sale leaseback	24.5
Step acquisition write-off	(1.0)
Loss on disposal and impairment of other fixed assets	(0.9)
Change in operating assets and liabilities	339.1
Net income	$6.5
Income tax benefit	(6.8)
Interest expense, net	49.2
Depreciation and amortization	80.8
Debt related loss	3.4
Gain on sale leaseback	(24.5)
Step acquisition write-off	1.0
Strategic initiatives	5.5
Excess import freight costs	75.5
Other COVID-19 costs	0.2
Technology development expense	9.3
Stock-based compensation expense	2.9
Loss on disposal and impairment of fixed and operating lease assets	1.1
Other	(0.5)
Adjusted EBITDA	$203.6
Pre-opening and closing costs excluding loss on disposal of fixed assets	10.7
Credit Facility Adjusted EBITDA	$214.3

Our capital requirements are primarily for capital expenditures in connection with new store location openings, store location remodels, investments in information technology, investments in distribution centers and working capital requirements for seasonal inventory build. These requirements fluctuate during the year and reach their highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season during the months of September through December and complete most of our capital spending projects.

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
(In millions)	April 30, 2022	May 1, 2021
Net cash (used for) operating activities	$(122.2)	$(43.5)
Net cash (used for) investing activities	(23.6)	(10.7)
Net cash provided by financing activities	145.6	49.5
Net (decrease) in cash and cash equivalents	$(0.2)	$(4.7)

Net Cash (Used for) Operating Activities

Net cash used for operating activities was $122.2 million in the thirteen weeks ended April 30, 2022, compared with $43.5 million of net cash used for operating activities in the thirteen weeks ended May 1, 2021. The increase in net cash used for operating activities was primarily due to our total comparable sales decline, changes in inventory due to lower balances in fiscal 2022 and higher per unit product costs, most notably, increased import freight costs in fiscal 2023, as well as the timing of vendor payments. These items were partially offset by the repayment of deferred cash payments negotiated with our landlords as a result of the COVID-19 pandemic and payment of fiscal 2021 incentive compensation to salaried store support center and distribution center team members as well as store and district managers in fiscal 2022.

Net Cash (Used for) Investing Activities

Cash used for investing activities in fiscal 2023 and 2022 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location openings, store location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility management in our distribution centers, store locations and corporate offices.

Specifically, investment for each refresh project is tailored to each store location’s needs and unit economics. We have four general levels of investment and project scope tailored to what would benefit each store location, with future investment expected to range from $150,000 for the lightest-touch refreshes to $3 million for the relatively few but most-extensive refreshes. Over 80% of our existing store locations are refresh project targets over the next seven to ten years and we expect investments in relation to these future refresh projects to remain consistent with our capital expenditures in connection with completed refresh projects.

Historical capital expenditures for the thirteen weeks ended April 30, 2022 and May 1, 2021 are summarized as follows:

	Thirteen Weeks Ended
(In millions)	April 30, 2022	May 1, 2021
Store locations	$15.2	$5.4
Distribution centers	1.5	3.3
Information technology	2.5	1.6
Other	0.1	0.2
Total capital expenditures	19.3	10.5
Landlord contributions	(5.0)	(0.3)
Total capital expenditures, net of landlord contributions	$14.3	$10.2

The increase in capital expenditures for store locations was primarily driven by an increase in new store location and refresh projects planned for fiscal 2023.

Additionally, we purchased the remaining outstanding stock of WeaveUp for $4.3 million in the first quarter of fiscal 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $145.6 million during the thirteen weeks ended April 30, 2022 compared with $49.5 million of net cash provided by financing activities during the thirteen weeks ended May 1, 2021. Net cash provided by financing activities for the first thirteen weeks of fiscal 2023 was the result of net borrowings from the Second Amended Revolving Credit Facility. This inflow of cash was partially offset by cash used to make payments on our Term Loan Due 2028 and finance lease obligations, as well as to pay dividends totaling $4.5 million during the thirteen weeks ended April 30, 2022. As of April 30, 2022, we had the ability to borrow an additional $122.7 million under the Second Amended Revolving Credit Facility subject to the facility’s borrowing base calculation.

Net cash provided by financing activities for the first quarter of fiscal 2022 was the result of net proceeds received from the initial public offering and borrowings from the Second Amended Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment.

Seasonality

Our business exhibits seasonality, which is typical for most retail companies. Our net sales are stronger in the second half of the year than the first half of the year. Net income is highest during the months of September through December when sales volumes provide significant operating leverage. Working capital needed to finance our operations fluctuates during the year and reaches its highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. During the thirteen weeks ended April 30, 2022, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the thirteen weeks ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 9, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Form of RSU Award Agreement to certain employees under the 2021 Equity Incentive Plan (effective February 2022)
10.2*#	Form of RSU Award Agreement to non-employee directors under the 2021 Equity Incentive Plan (effective February 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOANN Inc.
Registrant

Date: June 3, 2022	By:	/s/ Matt Susz
Matt Susz
Executive Vice President, Chief Financial Officer
(principal financial officer)