Form 10-Q
period 2022-07-30
JOANN Inc.
filed 2022-09-02
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

As of August 26, 2022, the registrant had 40,786,993 shares of common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•
inflationary pressures, and their impact on our ability to control costs and on our customers level of discretionary income to spend on sewing, arts and crafts and select home décor products ("Creative Products");
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 30, 2022	July 31, 2021	January 29, 2022
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$21.5	$22.1	$22.5
Inventories	749.9	632.0	658.6
Prepaid expenses and other current assets	78.5	78.2	39.2
Total current assets	849.9	732.3	720.3

Property, equipment and leasehold improvements, net	285.5	263.4	256.8
Operating lease assets	835.0	847.8	818.0
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	371.5	373.8	370.3
Other assets	27.5	25.5	34.8
Total assets	$2,531.4	$2,404.8	$2,362.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$272.3	$266.2	$253.8
Accrued expenses	140.4	136.6	142.4
Current portion of operating lease liabilities	159.0	175.0	173.8
Current portion of long-term debt	6.8	6.8	6.8
Total current liabilities	578.5	584.6	576.8

Long-term debt, net	1,012.1	771.2	778.6
Long-term operating lease liabilities	771.3	771.8	733.0
Long-term deferred income taxes	86.8	87.5	87.7
Other long-term liabilities	31.5	52.7	36.3

Shareholders’ equity:
Common stock, stated value $0.01 per share; 200.0 million authorized; issued 44.1 million shares at July 30, 2022, July 31, 2021 and January 29, 2022	0.4	0.4	0.4
Additional paid-in capital	204.5	202.8	203.3
Retained (deficit)	(126.0)	(52.9)	(24.9)
Accumulated other comprehensive income	1.1	—	1.8
Treasury stock at cost; 3.3 million shares at July 30, 2022, 1.9 million shares at July 31, 2021 and 3.5 million shares at January 29, 2022	(28.8)	(13.3)	(30.8)
Total shareholders’ equity	51.2	137.0	149.8
Total liabilities and shareholders’ equity	$2,531.4	$2,404.8	$2,362.2

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(In millions except per share data)
Net sales	$463.3	$496.9	$961.3	$1,071.3
Cost of sales	248.4	230.1	505.7	501.8
Selling, general and administrative expenses	258.5	247.0	517.6	496.9
Depreciation and amortization	19.9	20.1	40.0	40.5
Operating profit (loss)	(63.5)	(0.3)	(102.0)	32.1
Interest expense, net	13.2	14.8	24.4	28.0
Debt related loss, net	—	3.1	—	3.0
Investment remeasurement	—	—	1.0	—
Gain on sale leaseback	—	(24.5)	—	(24.5)
Income (loss) before income taxes	(76.7)	6.3	(127.4)	25.6
Income tax provision (benefit)	(19.8)	1.1	(35.4)	5.3
Net income (loss)	$(56.9)	$5.2	$(92.0)	$20.3

Other comprehensive income (loss):
Cash flow hedges	(5.6)	0.2	(0.9)	0.4
Income tax benefit (provision) on cash flow hedges	1.4	—	0.2	(0.1)
Other comprehensive income (loss)	(4.2)	0.2	(0.7)	0.3
Comprehensive income (loss)	$(61.1)	$5.4	$(92.7)	$20.6

Earnings (loss) per common share:
Basic	$(1.40)	$0.12	$(2.26)	$0.50
Diluted	$(1.40)	$0.12	$(2.26)	$0.49
Weighted-average common shares outstanding:
Basic	40.7	42.2	40.7	40.3
Diluted	40.7	43.7	40.7	41.7

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(In millions)
Net cash provided by (used for) operating activities:
Net income (loss)	$(92.0)	$20.3
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Non-cash operating lease expense	84.7	79.7
Depreciation and amortization	40.0	40.5
Deferred income taxes	(0.6)	—
Stock-based compensation expense	2.2	1.3
Amortization of deferred financing costs and original issue discount	1.0	1.5
Debt related loss, net	—	3.0
Investment remeasurement	1.0	—
Gain on sale leaseback	—	(24.5)
Loss on disposal and impairment of fixed and operating lease assets	0.2	—
Changes in operating assets and liabilities:
(Increase) in inventories	(91.3)	(76.1)
(Increase) in prepaid expenses and other current assets	(39.2)	(3.8)
Increase in accounts payable	18.5	16.1
(Decrease) in accrued expenses	(6.4)	(41.1)
(Decrease) in operating lease liabilities	(78.2)	(97.4)
(Decrease) in other long-term liabilities	(9.9)	(0.9)
Other, net	3.9	(0.7)
Net cash (used for) operating activities	(166.1)	(82.1)
Net cash provided by (used for) investing activities:
Capital expenditures	(50.7)	(28.6)
Proceeds from sale leaseback	—	48.1
Acquisitions	(4.3)	—
Other investing activities	—	(0.2)
Net cash provided by (used for) investing activities	(55.0)	19.3
Net cash provided by (used for) financing activities:
Term loan proceeds, net of original issue discount	—	671.6
Term loan payments	(5.1)	(706.3)
Borrowings on revolving credit facility	360.2	282.1
Payments on revolving credit facility	(122.2)	(255.1)
Purchase and retirement of debt	—	(0.9)
Principal payments on finance lease obligations	(4.9)	(2.9)
Issuance of common stock, net of underwriting commissions and offering costs	—	76.9
Proceeds from employee stock purchase plan and exercise of stock options	1.1	—
Payments of taxes related to the net issuance of team member stock awards	(0.1)	—
Dividends paid	(8.9)	(4.2)
Financing fees paid	—	(3.8)
Other, net	—	0.1
Net cash provided by financing activities	220.1	57.5
Net (decrease) in cash and cash equivalents	(1.0)	(5.3)
Cash and cash equivalents at beginning of period	22.5	27.4
Cash and cash equivalents at end of period	$21.5	$22.1
Cash paid during the period for:
Interest	$22.7	$27.3
Income taxes, net of refunds	0.3	12.9

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In millions)
Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(35.1)	—	(35.1)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5
Dividends – $0.11 per share	—	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	1.0	—	—	—	1.0
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.7)	0.6	—	—	(0.1)
Balance, April 30, 2022	40.7	3.4	$0.4	$203.7	$(29.9)	$(64.5)	$5.3	$115.0
Net (loss)	—	—	—	—	—	(56.9)	—	(56.9)
Other comprehensive (loss)	—	—	—	—	—	—	(4.2)	(4.2)
Dividends – $0.11 per share	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	1.2	—	—	—	1.2
Vesting of restricted stock units	—	—	—	(0.2)	0.2	—	—	—
Employee stock purchase plan purchases	0.1	(0.1)	—	(0.2)	0.9	—	—	0.7
Balance, July 30, 2022	40.8	3.3	$0.4	$204.5	$(28.8)	$(126.0)	$1.1	$51.2

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In millions)
Balance, January 30, 2021	34.9	1.9	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	15.1	—	15.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Issuance of common stock, net	7.1	—	0.1	76.9	—	—	—	77.0
Stock-based compensation	—	—	—	0.6	—	—	—	0.6
Exercise of stock options	0.2	—	—	—	—	—	—	—
Balance, May 1, 2021	42.2	1.9	$0.4	$202.2	$(13.3)	$(53.9)	$(0.2)	$135.2
Net Income	—	—	—	—	—	5.2	—	5.2
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Issuance of common stock, net	—	—	—	(0.1)	—	—	—	(0.1)
Dividends – $0.10 per share	—	—	—	—	—	(4.2)	—	(4.2)
Stock-based compensation	—	—	—	0.7	—	—	—	0.7
Balance, July 31, 2021	42.2	1.9	$0.4	$202.8	$(13.3)	$(52.9)	$—	$137.0

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Company is well-positioned in the marketplace and has multiple competitive advantages, including a broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of July 30, 2022, the Company operated 843 store locations in 49 states.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the fiscal year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended July 30, 2022 and July 31, 2021 were both comprised of 13 weeks.

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

The Company paid no management fees during the thirteen weeks ended July 30, 2022 and July 31, 2021. The Company paid management fees of $0.4 million during the twenty-six weeks ended July 31, 2021, but paid no such fees during the twenty-six weeks ended July 30, 2022.

During the thirteen and twenty-six weeks ended July 30, 2022, the Company paid dividends of $3.1 million and $6.1 million, respectively, to LGP as part of the Company's quarterly dividend payments.

Note 2—Financing

Long-term debt consisted of the following:

	July 30, 2022	July 31, 2021	January 29, 2022
	(In millions)
Second Amended Revolving Credit Facility	$359.0	$112.5	$121.0
Term Loan due 2028	668.3	675.0	673.3
Total debt	1,027.3	787.5	794.3
Less unamortized discount and debt costs	(8.4)	(9.5)	(8.9)
Total debt, net	1,018.9	778.0	785.4
Less current portion of debt	(6.8)	(6.8)	(6.8)
Long-term debt, net	$1,012.1	$771.2	$778.6

Revolving Credit Facility

On October 21, 2016, the Company entered into an asset-based revolving credit facility agreement (the "Revolving Credit Facility"), which originally provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. On November 25, 2020, the Company entered into an agreement to amend various terms of the Revolving Credit Facility (as amended, the “First Amended Revolving Credit Facility”), which provided for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025.

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

Under the Second Amended Revolving Credit Facility, base rate loans bear an additional margin of 0.50% when average historical excess capacity is less than 40.00% of the maximum credit and 0.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Eurodollar rate loans bear an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the Second Amended Revolving Credit Facility are calculated based on a rate of 0.20% per annum. In the event LIBOR ceases to be available during the term of the facility, the facility provides procedures to determine a “LIBOR Successor Rate.” The Company has the option to request an increase in the size of the Second Amended Revolving Credit Facility up to $150.0 million (for a total facility of $650.0 million) in increments of not less than $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Second Amended Revolving Credit Facility are under no obligation to provide any such additional amounts.

As of July 30, 2022, there were $359.0 million of borrowings on the Second Amended Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $16.5 million. As of July 30, 2022, the Company’s excess availability on the Second Amended Revolving Credit Facility was $89.7 million. During the second quarter of fiscal 2023, the weighted average interest rate for borrowings under the Second Amended Revolving Credit Facility was 2.55%, compared to 2.85% for the second quarter of fiscal 2022. As of July 31, 2021, the Company had $112.5 million of borrowings on the Second Amended Revolving Credit Facility and the Company’s outstanding letters of credit obligation was $22.0 million. As of July 31, 2021, the Company’s excess availability on the Second Amended Revolving Credit Facility was $241.1 million.

Term Loan Due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0% of face value. The Term Loan due 2023 facility was with a syndicate of lenders and was secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a second priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions. The weighted average interest rate for borrowings under the Term Loan due 2023 was 6.08% for the second quarter of fiscal 2022.

The Term Loan due 2023 was refinanced on July 7, 2021 with the Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized in debt related loss, net within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the second quarter of fiscal 2022 as a result of the refinancing.

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

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated in the first quarter of fiscal 2022. A write-off of the deferred charges and original issue discount, totaling $0.9 million, associated with the original debt issuance was recognized in debt related loss, net within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the first quarter of fiscal 2022 as a result of the repayment.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as to reduce amounts borrowed under the Revolving Credit Facility, and pay related fees and expenses. The Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During the second quarter of fiscal 2023, the weighted average interest rate for borrowings under the Term Loan due 2028 was 6.13%.

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

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Second Amended Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At July 30, 2022, the Company was in compliance with all covenants under its credit agreements.

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

Interest Rate Swaps

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.43% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of July 30, 2022 was $4.7 million.

In May 2022, the Company entered into a second interest rate swap agreement with U.S. Bank N.A., which has a $250 million notional value with an effective date of July 26, 2023 and a maturity date of January 26, 2026. Beginning in October 2023, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 3.37% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of July 30, 2022 was ($3.2) million.

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheet on a net basis. As of July 30, 2022, none of the netting arrangements involved collateral. The net fair value of the interest rate swaps as of July 30, 2022 was $1.5 million and is presented within other assets in the accompanying Consolidated Balance Sheet.

The Company designated its interest rate swaps as cash flow hedges and structured them to be highly effective. Unrealized gains and losses related to the fair value of the interest rate swaps are recorded to accumulated other comprehensive income (loss), net of tax. In the event of early termination of the interest rate swaps, the Company will receive from or pay to the counterparty the fair value of the interest rate swap agreements, and the unrealized gain or loss outstanding will be recognized in earnings.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 are presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(In millions)
Interest rate swap - $200M notional amount	$(2.4)	$—	$2.3	$—
Interest rate swap - $250M notional amount	(3.2)	—	(3.2)	—
(Loss) recognized in other comprehensive income, gross of income taxes	$(5.6)	$—	$(0.9)	$—

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

Instrument	Balance Sheet Location	July 30, 2022	July 31, 2021
		(In millions)
Interest rate swaps	Other assets	$1.5	$—

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Second Amended Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loan due 2028 was determined based on quoted market prices or recent trades of this debt instrument in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair value of the Company’s Term Loan due 2028 as of July 30, 2022 and July 31, 2021:

	July 30, 2022		July 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2028 (a)	659.9	437.9	665.5	662.2

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

Note 5—Goodwill and Other Intangible Assets

The carrying amount of goodwill at July 30, 2022 and July 31, 2021, was as follows:

	July 30, 2022	July 31, 2021
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at July 30, 2022 and July 31, 2021 was as follows:

		July 30, 2022		July 31, 2021
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$325.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	(0.1)	0.1	—
Technology	3	5.3	(0.7)	—	—
Customer relationships	16	110.0	(78.1)	110.0	(71.3)
Total intangible assets		$450.4	$(78.9)	$445.1	$(71.3)

The Company recognized intangible asset amortization of $2.2 million and $4.2 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. The Company recognized intangible asset amortization of $1.7 million and $3.4 million for the thirteen and twenty-six weeks ended July 31, 2021, respectively. The weighted average amortization period of amortizable intangible assets as of July 30, 2022 approximated 4.4 years.

On March 4, 2022, the Company purchased the remaining equity interest in WeaveUp, Inc. ("WeaveUp") for $4.3 million. Acquisition-related costs of $0.1 million were recognized in SG&A expenses within the accompanying Consolidated Statements of Comprehensive Income (Loss). Prior to the closing of the acquisition, the Company recorded its 12.3% equity investment in WeaveUp at cost and adjusted for observable transactions for same or similar investments in WeaveUp, as applicable. Upon acquisition of the remaining equity interest in WeaveUp, the Company decreased the value of its previously held investment to its fair value of $1.0 million which resulted in a loss of $1.0 million. The fair value of the previously held investment was determined using Level 3 valuation techniques. The loss was recorded as investment remeasurement within the Consolidated Statements of Comprehensive Income (Loss).

An intangible asset for WeaveUp’s developed technology with a preliminary value of $5.3 million was recorded as a result of the acquisition. The intangible asset will be amortized over its estimated useful life of 3 years. The other assets and liabilities acquired in the purchase of WeaveUp were not material.

Note 6—Income Taxes

Effective Tax Rate

The effective income tax rate for the second quarter of fiscal 2023 was 25.8 percent, an income tax benefit on a pre-tax book loss, compared to the rate for the second quarter of fiscal 2022, which was 17.5 percent, an income tax provision on pre-tax book income. The effective income tax rate for the first half of fiscal 2023 was 27.8 percent, an income tax benefit on a pre-tax book loss, compared to the rate for the first half of fiscal 2022, which was 20.7 percent, an income tax provision on pre-tax book income. The effective tax rate increased from the second quarter and first half of fiscal 2022 to the second quarter and first half of fiscal 2023, respectively, because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. Favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the second quarter of fiscal 2023, unrecognized tax benefits were $1.2 million, of which $0.9 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the second quarter of both fiscal 2023 and fiscal 2022 was $0.1 million. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.4 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share and the stock-based awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(In millions except per share data)
Net income (loss)	$(56.9)	$5.2	$(92.0)	$20.3

Weighted-average common shares outstanding – Basic	40.7	42.2	40.7	40.3
Effect of dilutive stock-based awards	—	1.5	—	1.4
Weighted-average common shares outstanding – Diluted	40.7	43.7	40.7	41.7

Basic earnings (loss) per common share	$(1.40)	$0.12	$(2.26)	$0.50
Diluted earnings (loss) per common share	$(1.40)	$0.12	$(2.26)	$0.49

Antidilutive stock-based awards excluded from diluted calculation	4.5	0.7	4.4	1.4

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

The following table shows revenue by product category:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(In millions)
Sewing	212.3	$226.7	$437.7	$485.0
Arts and Crafts and Home Décor	243.6	262.8	507.3	567.6
Other	7.4	7.4	16.3	18.7
Total	$463.3	$496.9	$961.3	$1,071.3

Note 9—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 10—Gain on Sale Leaseback of Distribution Center

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

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended July 30, 2022 and July 31, 2021 were both comprised of 13 weeks.

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

Highlights for the Thirteen Weeks Ended July 30, 2022

•
Net sales decreased 6.8% compared to the second quarter of fiscal 2022, to $463.3 million, with total comparable sales decreasing 6.2% compared with a decrease of 29.9% in the same period in the prior fiscal year.
•
Gross profit decreased 19.5% compared to the second quarter of fiscal 2022, to $214.9 million, at a rate to net sales of 46.4%, which was a 730 basis point decrease compared to the same period in the prior fiscal year.
•
Net loss was $56.9 million in the second quarter of fiscal 2023, compared to net income of $5.2 million in the same period in the prior fiscal year.
•
We declared and paid a quarterly cash dividend of $4.5 million.

Effects of COVID-19 on Our Business

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the global economy. We continue to follow recommended actions of government authorities and health officials in order to protect the health and well-being of our team members, customers and their families worldwide. As of July 30, 2022, we operated 843 store locations in 49 states, and all store locations were open and fully operational. In addition, we are still lapping the positive impact of the COVID-19 pandemic on our revenue and business, which was driven by the significant spike in volume related to the demand for materials to create personal protective equipment and support stay-at-home activities. The extent of the impact of the COVID-19 pandemic on our operations will depend upon ongoing developments, such as the recent increase in cases in China and the shutdown measures being taken by the Chinese government in response, changes in consumer confidence and spending habits, the extent of any recession resulting from the pandemic and the cost and efficiency of our global supply chain, particularly availability of and rates paid for ocean freight and incremental costs incurred due to congested U.S. ports and availability of domestic trucking. See Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for further information regarding the risks associated with the impact of the COVID-19 pandemic on our business.

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

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including debt related gains and losses, investment remeasurements, sale leaseback gains, costs related to strategic initiatives, COVID-19 costs, technology development expenses, stock-based compensation expense, losses on disposal and impairment of fixed and operating lease assets, sponsor management fees and other one-time costs. Our adjustments for COVID-19 related costs include, as a separate line item, excess import freight costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies begin to recover from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which have disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions have produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that are adding significant cost to our procurement of imported merchandise. These excess import freight costs include significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we do not normally incur. In a normative operating environment, we would procure 70% to 80% of our needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% - 15% premium to our contract rates. Accordingly, we established a baseline cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. Negotiation of our current contract rates were finalized in the second quarter of fiscal 2023. While we have started to see a decline in overall ocean freight rates and a reduction in other fees associated with port congestion, these savings will begin to be realized in the back half of fiscal 2023, along with a reduction in expense recognition heading into fiscal 2024. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income (loss)	$(56.9)	$5.2	$(92.0)	$20.3
Income tax provision (benefit)	(19.8)	1.1	(35.4)	5.3
Interest expense, net	13.2	14.8	24.4	28.0
Depreciation and amortization (1)	20.2	20.2	40.8	40.8
Debt related loss, net (2)	—	3.1	—	3.0
Investment remeasurement (3)	—	—	1.0	—
Gain on sale leaseback (4)	—	(24.5)	—	(24.5)
Strategic initiatives (5)	1.6	0.5	3.7	0.8
Excess import freight costs (6)	27.1	—	56.0	—
Other COVID-19 costs (7)	—	—	—	1.3
Technology development expense (8)	2.9	1.8	5.0	3.6
Stock-based compensation expense	1.2	0.7	2.2	1.3
Loss on disposal and impairment of fixed and operating lease assets	1.1	—	1.1	—
Sponsor management fee (9)	—	—	—	0.4
Other (10)	0.5	0.6	2.9	0.7
Adjusted EBITDA	$(8.9)	$23.5	$9.7	$81.0

(1)
“Depreciation and amortization” represents depreciation, amortization of intangible assets and amortization of content and capitalized cloud-based system implementation costs.
(2)
“Debt related loss, net” represents net losses and gains associated with debt repurchases and the write off of unamortized fees and original issue discount associated with debt refinancings.
(3)
"Investment remeasurement" represents a loss of $1.0 million as a result of a decrease in the value of our previously held investment in WeaveUp to its fair value.
(4)
"Gain on sale leaseback" represents the gain attributable to the sale leaseback of our distribution center in Opelika, Alabama.
(5)
“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives.
(6)
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
(7)
“Other COVID-19 costs” represents costs incurred for store location cleaning and capacity management labor, store location cleaning supplies and deep clean services.
(8)
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

Consolidated Income Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$463.3	$496.9	$961.3	$1,071.3
Gross profit	214.9	266.8	455.6	569.5
SG&A expenses	258.5	247.0	517.6	496.9
Operating profit (loss)	(63.5)	(0.3)	(102.0)	32.1
Net income (loss)	(56.9)	5.2	(92.0)	20.3

Other Operational Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Total (decrease) in comparable sales vs. prior year	(6.2)%	(29.9)%	(9.8)%	(11.4)%
Gross margin	46.4%	53.7%	47.4%	53.2%
SG&A expenses as a % of net sales	55.8%	49.7%	53.8%	46.4%
Operating profit (loss) as a % of net sales	(13.7)%	(0.1)%	(10.6)%	3.0%
Adjusted EBITDA (1)	$(8.9)	$23.5	$9.7	$81.0
Pre-opening and closing costs excluding loss on disposal of fixed assets	6.1	2.8	9.8	4.6
Adjusted EBITDA as a % of net sales	(1.9)%	4.7%	1.0%	7.6%
Total store location count at end of period	843	853	843	853

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the Thirteen Weeks ended July 30, 2022 and July 31, 2021

Net Sales

Net sales were $463.3 million for the thirteen weeks ended July 30, 2022, a decrease of $33.6 million or 6.8% compared to the same period in fiscal 2022. Total comparable sales for the thirteen weeks ended July 30, 2022 decreased 6.2% compared with a total comparable sales decrease of 29.9% in the same period in fiscal 2022. The total comparable sales decrease resulted from a decrease in transaction volume, partially offset by an increase in average ticket. On a category basis, declines in sales were more pronounced in our Craft Technology business, which was unusually strong in the second quarter last year driven by new product launches.

Gross Profit

Gross profit was $214.9 million for the thirteen weeks ended July 30, 2022, a decrease of $51.9 million or 19.5% compared to the same period in fiscal 2022. Gross margin was 46.4% for the thirteen weeks ended July 30, 2022, a decrease of 730 basis points compared to the same period in fiscal 2022. The decrease in gross margin was primarily driven by increased supply chain costs, which resulted primarily from excess import freight. We believe the increase in excess import freight, including ocean freight and related port congestion costs, was transitory in nature. In addition, we experienced increases in domestic freight expense due to rising carrier rates and fuel costs, as well as higher shrink costs related to the start-up of our new multi-purpose distribution center. These negative factors were partially offset by improved pricing efficiency and optimized promotional offers.

Selling, General and Administrative Expenses

SG&A expenses were $258.5 million for the thirteen weeks ended July 30, 2022, an increase of $11.5 million or 4.7% compared to the same period in fiscal 2022. The increase was primarily driven by incremental distribution costs associated with handling of later arriving spring merchandise as well as incremental operating costs for our new multi-purpose distribution center located in West

Jefferson, Ohio. We also had increases in spending on strategic initiatives including pre-opening costs associated with our new and remodeled store locations as well as costs incurred to support several emerging businesses, which we are referring to as our "Blue Ocean" initiatives. We have also experienced inflationary pressures in energy, commodity and labor costs that have been partially offset by improved operating efficiencies and lower incentive compensation costs.

As a percentage of net sales, SG&A expenses for the thirteen weeks ended July 30, 2022 were 55.8%, an increase of 610 basis points compared to the same period in fiscal 2022. The increase as a percentage of sales was primarily driven by the factors listed above as well as the 6.8% decrease in net sales in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $19.9 million in the thirteen weeks ended July 30, 2022, a decrease of $0.2 million compared to the same period in fiscal 2022. This decrease was driven by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022, partially offset by investments in our multi-purpose distribution center as well as store location refresh and technology projects in fiscal 2022.

Interest Expense

Interest expense for the thirteen weeks ended July 30, 2022 was $13.2 million, a decrease of $1.6 million compared to the same period in fiscal 2022. The decrease in interest expense was primarily due to lower interest rates as a result of the repayment of the Term Loan due 2024 during the first quarter of fiscal 2022 and our Term Loan Due 2023 refinancing in the second quarter of fiscal 2022. The average debt level in the thirteen weeks ended July 30, 2022 was $980.5 million compared to $762.2 million in the thirteen weeks ended July 31, 2021. The weighted average interest rate was 5.00% and 5.44% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively.

We had $1,027.3 million of debt outstanding (face value) as of July 30, 2022 versus $787.5 million as of July 31, 2021.

Debt Related Loss, Net

During the second quarter of fiscal 2022, we refinanced our Term Loan due 2023 with a new $675 million term loan. A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized as a debt-related loss.

Gain on Sale Leaseback

We recognized a gain on the sale of fixed assets of $24.5 million during the thirteen weeks ended July 31, 2021. The gain was attributable to the sale and leaseback of our distribution center in Opelika, Alabama.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2023 was 25.8 percent, which was an income tax benefit on a pre-tax book loss, compared to 17.5 percent for the second quarter of fiscal 2022, which was an income tax provision on pre-tax book income. The effective tax rate increased from the second quarter of fiscal 2022 to the second quarter of fiscal 2023 because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. Favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

Net Income (Loss)

Net loss was $56.9 million for the thirteen weeks ended July 30, 2022, a decrease of $62.1 million compared to the same period in fiscal 2022. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) was a loss of $8.9 million for the thirteen weeks ended July 30, 2022 compared to income of $23.5 million for the same period in fiscal 2022. The decrease was driven primarily by the decline in total comparable sales.

Comparison of the Twenty-Six Weeks ended July 30, 2022 and July 31, 2021

Net Sales

Net sales were $961.3 million for the twenty-six weeks ended July 30, 2022, a decrease of $110.0 million or 10.3% compared to the same period in fiscal 2022. Total comparable sales for the twenty-six weeks ended July 30, 2022 decreased 9.8% compared with a total comparable sales decrease of 11.4% in the same period in fiscal 2022. The total comparable sales decrease resulted from a decrease in transaction volume, partially offset by an increase in average ticket. On a category basis, declines in sales were more pronounced in our Craft Technology business, which was unusually strong in the first half of last year driven by new product launches. In addition, higher customer discretionary spending driven by government stimulus payments had a favorable impact on net sales in the first half of fiscal 2022.

Gross Profit

Gross profit was $455.6 million for the twenty-six weeks ended July 30, 2022, a decrease of $113.9 million or 20.0% compared to the same period in fiscal 2022. Gross margin was 47.4% for the twenty-six weeks ended July 30, 2022, a decrease of 580 basis points compared to the same period in fiscal 2022. The decrease in gross margin was primarily driven by increased supply chain costs, which resulted primarily from excess import freight. We believe the increase in excess import freight, including ocean freight and related port congestion costs, was transitory in nature. In addition, we experienced increases in domestic freight expense due to rising carrier rates and fuel costs, as well as higher shrink costs. These negative factors were partially offset by improved pricing efficiency, optimized promotional offers and lower levels of overall clearance markdowns due to improved inventory quality.

Selling, General and Administrative Expenses

SG&A expenses were $517.6 million for the twenty-six weeks ended July 30, 2022, an increase of $20.7 million or 4.2% compared to the same period in fiscal 2022. This increase was primarily driven by incremental operating costs for our new multi-purpose distribution center located in West Jefferson, Ohio. We also had increases in spending on strategic initiatives including pre-opening costs associated with our new and remodeled store locations as well as costs incurred to support several emerging businesses, which we are referring to as our "Blue Ocean" initiatives. We have also experienced inflationary pressures in energy, commodity and labor costs that have been partially offset by improved operating efficiencies and lower incentive compensation costs.

As a percentage of net sales, SG&A expenses for the twenty-six weeks ended July 30, 2022, were 53.8%, an increase of 740 basis points compared to the same period in fiscal 2022. This increase was primarily driven by the factors listed above as well as the 10.3% decrease in net sales in the first twenty-six weeks of fiscal 2023 compared to the same period in fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $40.0 million in the twenty-six weeks ended July 30, 2022, a decrease of $0.5 million compared to the same period in fiscal 2022. This decrease was driven primarily by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022, partially offset by investments in our multi-purpose distribution center as well as store location refresh and technology projects in fiscal 2022.

Interest Expense

Interest expense for the twenty-six weeks ended July 30, 2022 was $24.4 million, a decrease of $3.6 million compared to the same period in fiscal 2022. The decrease was due to lower interest rates as a result of the repayment of the Term Loan due 2024 and our term loan refinancing during the first twenty-six weeks of fiscal 2022. The average debt level in the twenty-six weeks ended July 30, 2022 was $936.7 million compared to $791.4 million in the twenty-six weeks ended July 31, 2021. The weighted average interest rate was 4.82 percent and 5.58 percent for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

We had $1,027.3 million of debt outstanding (face value) as of July 30, 2022 versus $787.5 million as of July 31, 2021.

Debt Related Loss, Net

During the second quarter of fiscal 2022, we refinanced our Term Loan due 2023. A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized as a debt related loss. During the first quarter of fiscal 2022, we repurchased $1.9 million in face value of the Term Loan due 2024 at an average of 53 percent of par, resulting in a $1.0 million gain. A write-off of the deferred charges and original issue discount, totaling less than $0.1 million, associated with the original debt issuance was recognized as an offset to this gain. Also offsetting the gain was a $0.9 million write-off of the original issue discount and deferred issuance costs related to the paydown of the Term Loan due 2024. The Term Loan due 2024 was retired at face value.

Gain on Sale Leaseback

We recognized a gain on the sale of fixed assets of $24.5 million during the twenty-six weeks ended July 31, 2021. The gain was attributable to the sale and leaseback of our distribution center in Opelika, Alabama.

Income Taxes

The effective income tax rate for the first twenty-six weeks of fiscal 2023 was 27.8 percent, which was an income tax benefit on a pre-tax book loss, compared to 20.7 percent for the first twenty-six weeks of fiscal 2022, which was an income tax provision on pre-tax book income. The effective tax rate increased from the first half of fiscal 2022 to the first half of fiscal 2023 because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. Favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

Net Income (Loss)

Net loss was $92.0 million for the twenty-six weeks ended July 30, 2022, a decrease of $112.3 million compared to the same period in fiscal 2022. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) decreased 88.0% to $9.7 million or 1.0% of net sales for the twenty-six weeks ended July 30, 2022 compared to $81.0 million or 7.6% of net sales for the same period in fiscal 2022. Our decrease in Adjusted EBITDA of $71.3 million and decline of Adjusted EBITDA as a percentage of net sales of 660 basis points was driven primarily by lower total comparable sales partially offset by reductions in our SG&A expenses.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Second Amended Revolving Credit Facility. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Second Amended Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases for the foreseeable future. Subject to market conditions, we may from time to time repurchase our outstanding debt. As of July 30, 2022, we were in compliance with all covenants under our debt facilities and notes. For the four quarters ended July 30, 2022, our net cash used for operating activities was $107.6 million and our Credit Facility Adjusted EBITDA was $185.2 million.

We define “Credit Facility Adjusted EBITDA” as Adjusted EBITDA (as defined above) plus pre-opening and closing costs excluding loss on disposal of fixed assets, which is calculated consistently with our calculation of Adjusted EBITDA under our Second Amended Revolving Credit Facility and Term Loan due 2028 (collectively, the “Credit Facilities”). We reference Credit Facility Adjusted EBITDA because it is a measure that is calculated in accordance with our Credit Facilities and used to determine our compliance with certain ratios in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. As of July 30, 2022, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA was 5.5 to 1.0, and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 5.5 to 1.0. Other provisions in our Credit Facilities utilize ratios including Credit Facility Adjusted EBITDA for calculating permitted limits for us to incur additional debt and make certain investments. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that Credit Facility Adjusted EBITDA is material to an investor’s understanding of our financial condition and liquidity.

(In millions)	Four Quarters Ended July 30, 2022
Net cash used for operating activities	$(107.6)
Non-cash operating lease expense	(167.6)
Depreciation and amortization	(79.6)
Deferred income taxes	1.0
Stock-based compensation expense	(3.4)
Amortization of deferred financing costs and original issue discount	(2.0)
Debt related loss, net	(0.3)
Investment remeasurement	(1.0)
Loss on disposal and impairment of other fixed assets	(1.1)
Change in operating assets and liabilities	306.0
Net loss	$(55.6)
Income tax benefit	(27.7)
Interest expense, net	47.6
Depreciation and amortization (1)	80.8
Debt related loss, net	0.3
Investment remeasurement	1.0
Strategic initiatives	6.6
Excess import freight costs	102.6
Other COVID-19 costs	0.2
Technology development expense	10.4
Stock-based compensation expense	3.4
Loss on disposal and impairment of fixed and operating lease assets	2.2
Other	(0.6)
Adjusted EBITDA	$171.2
Pre-opening and closing costs excluding loss on disposal of fixed assets	14.0
Credit Facility Adjusted EBITDA	$185.2

(1)
Includes amortization of content and capitalized cloud-based system implementation costs.

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

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities for the twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Twenty-Six Weeks Ended
(In millions)	July 30, 2022	July 31, 2021
Net cash (used for) operating activities	$(166.1)	$(82.1)
Net cash provided by (used for) investing activities	(55.0)	19.3
Net cash provided by financing activities	220.1	57.5
Net (decrease) in cash and cash equivalents	$(1.0)	$(5.3)

Net Cash (Used for) Operating Activities

Net cash used for operating activities was $166.1 million in the twenty-six weeks ended July 30, 2022, compared with $82.1 million of net cash used for operating activities in the twenty-six weeks ended July 31, 2021. The increase in net cash used for operating activities was primarily due to our total comparable sales decline, changes in inventory due to lower balances in fiscal 2022 and higher per unit product costs, most notably, increased import freight costs in fiscal 2023, as well as the timing of vendor payments. These items were partially offset by the repayment of deferred cash payments negotiated with our landlords as a result of the COVID-19 pandemic and payment of fiscal 2021 incentive compensation to salaried store support center and distribution center team members as well as store and district managers in fiscal 2022.

Net Cash Provided by (Used for) Investing Activities

Cash used for investing activities in fiscal 2023 and 2022 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location and distribution center openings, store location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility investments in our distribution centers, store locations and corporate offices.

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

Capital expenditures for the twenty-six weeks ended July 30, 2022 and July 31, 2021 are summarized as follows:

	Twenty-Six Weeks Ended
(In millions)	July 30, 2022	July 31, 2021
Store locations	$41.1	$11.2
Distribution centers	3.1	12.2
Information technology	6.0	4.6
Other	0.5	0.6
Total capital expenditures	50.7	28.6
Landlord contributions	(10.2)	(0.4)
Total capital expenditures, net of landlord contributions	$40.5	$28.2

The increase in capital expenditures for store locations was primarily driven by an increase in new store location and refresh projects planned for fiscal 2023 compared to fiscal 2022.

Additionally, we purchased the remaining outstanding stock of WeaveUp for $4.3 million in the first half of fiscal 2023.

The cash used for investing activities in fiscal 2022 was more than offset by proceeds of $48.1 million from the sale leaseback of the Opelika Distribution Center in the second quarter of fiscal 2022, which resulted in net cash provided by investing activities for fiscal 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $220.1 million during the twenty-six weeks ended July 30, 2022 compared with $57.5 million of net cash provided by financing activities during the twenty-six weeks ended July 31, 2021. Net cash provided by financing activities for the first twenty-six weeks of fiscal 2023 was the result of net borrowings from the Second Amended Revolving Credit Facility. This inflow of cash was partially offset by cash used to pay down debt and finance lease obligations, as well as to pay dividends totaling $8.9 million during the twenty-six weeks ended July 30, 2022. As of July 30, 2022, we had the ability to borrow an additional $89.7 million under the Second Amended Revolving Credit Facility subject to the facility’s borrowing base calculation.

Net cash provided by financing activities during the first twenty-six weeks of fiscal 2022 was the result of net proceeds received from the initial public offering and borrowings from the Second Amended Revolving Credit Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. In addition, we refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028, with excess proceeds used to reduce amounts borrowed under our Revolving Credit Facility and fund working capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. During the twenty-six weeks ended July 30, 2022, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the twenty-six weeks ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously reported, Matt Susz, the Company’s former Executive Vice President, Chief Financial Officer & Strategy, passed away unexpectedly on June 15, 2022. In connection with Mr. Susz’s unexpected death, all of his unvested stock option awards and unvested restricted stock unit awards immediately terminated pursuant to their terms. As a result of such immediate termination, the Company’s Compensation Committee did not have sufficient time to consider providing Mr. Susz’s family with continued or accelerated vesting treatment for such unvested awards. In celebration of Mr. Susz’s dedication and service to the Company for over 25 years, and in recognition of the value that Mr. Susz contributed to the Company both before and after its March 2021 initial public offering, on August 29, 2022, the Company’s Compensation Committee approved a special bonus of $1 million to be paid to Mr. Susz’s estate. This bonus will be paid as soon as practicable, but in no event later than March 15, 2023.

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

JOANN Inc.
Registrant

Date: September 2, 2022	By:	/s/ Tom Dryer
Tom Dryer
Vice President, Controller and Interim Chief Financial Officer
(principal financial officer)