Form 10-Q
period 2022-10-29
JOANN Inc.
filed 2022-12-12
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

As of December 9, 2022, the registrant had 40,786,993 shares of common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•
the impact of inflationary pressures and general economic conditions on our ability to control costs and on our customers level of discretionary income to spend on sewing, arts and crafts and select home décor products ("Creative Products");
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
•
our ability to maintain adequate liquidity, our level of indebtedness, the impact of lease obligations and the availability of capital, including our ability to raise additional capital, could limit our financial flexibility and cash flow necessary to fund working capital, planned capital expenditures, and other general corporate purposes or ongoing needs of our business;
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
•
our status as a “controlled company” and control of us as a public company by affiliates of Leonard Green & Partners, L.P. ("LGP");
•
the impact of evolving governmental laws and regulations and the outcomes of legal proceedings; and
•
the amount and timing of repurchases of our common stock, if any.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Furthermore, the potential impact of the COVID-19 pandemic on our business operations and financial results and on the world economy as a whole may heighten the risks and uncertainties that affect our forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q are not guarantees of future performance, and our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity and events in the industry in which we operate are consistent with the forward-looking statements included elsewhere in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	October 29, 2022	October 30, 2021	January 29, 2022
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$27.5	$30.9	$22.5
Inventories	747.0	744.3	658.6
Prepaid expenses and other current assets	79.6	82.6	39.2
Total current assets	854.1	857.8	720.3

Property, equipment and leasehold improvements, net	295.8	261.1	256.8
Operating lease assets	802.6	842.1	818.0
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	369.3	372.1	370.3
Other assets	40.9	26.8	34.8
Total assets	$2,524.7	$2,521.9	$2,362.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$270.3	$311.3	$253.8
Accrued expenses	123.4	128.6	142.4
Current portion of operating lease liabilities	162.4	176.7	173.8
Current portion of long-term debt	6.8	6.8	6.8
Total current liabilities	562.9	623.4	576.8

Long-term debt, net	1,062.4	853.8	778.6
Long-term operating lease liabilities	735.5	758.2	733.0
Long-term deferred income taxes	89.3	91.2	87.7
Other long-term liabilities	31.3	48.7	36.3

Shareholders’ equity:
Common stock, stated value $0.01 per share; 200.0 million authorized; issued 44.1 million shares at October 29, 2022, October 30, 2021 and January 29, 2022	0.4	0.4	0.4
Additional paid-in capital	208.4	203.6	203.3
Retained (deficit)	(148.1)	(34.4)	(24.9)
Accumulated other comprehensive income	11.4	1.1	1.8
Treasury stock at cost; 3.3 million shares at October 29, 2022, 2.9 million shares at October 30, 2021 and 3.5 million shares at January 29, 2022	(28.8)	(24.1)	(30.8)
Total shareholders’ equity	43.3	146.6	149.8
Total liabilities and shareholders’ equity	$2,524.7	$2,521.9	$2,362.2

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(In millions except per share data)
Net sales	$562.8	$611.0	$1,524.1	$1,682.3
Cost of sales	281.8	292.2	787.5	794.0
Selling, general and administrative expenses	269.0	257.6	786.6	754.5
Depreciation and amortization	19.9	19.6	59.9	60.1
Operating profit (loss)	(7.9)	41.6	(109.9)	73.7
Interest expense, net	18.1	11.8	42.5	39.8
Debt related loss, net	—	—	—	3.0
Investment remeasurement	(2.0)	—	(1.0)	—
Gain on sale leaseback	—	—	—	(24.5)
Income (loss) before income taxes	(24.0)	29.8	(151.4)	55.4
Income tax provision (benefit)	(6.5)	7.0	(41.9)	12.3
Net income (loss)	$(17.5)	$22.8	$(109.5)	$43.1

Other comprehensive income (loss):
Foreign currency translation	(0.1)	—	(0.1)	—
Cash flow hedges	13.9	1.4	13.0	1.8
Income tax (provision) on cash flow hedges	(3.5)	(0.3)	(3.3)	(0.4)
Other comprehensive income	10.3	1.1	9.6	1.4
Comprehensive income (loss)	$(7.2)	$23.9	$(99.9)	$44.5

Earnings (loss) per common share:
Basic	$(0.43)	$0.55	$(2.69)	$1.06
Diluted	$(0.43)	$0.53	$(2.69)	$1.02
Weighted-average common shares outstanding:
Basic	40.8	41.7	40.7	40.8
Diluted	40.8	43.1	40.7	42.1

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(In millions)
Net cash provided by (used for) operating activities:
Net income (loss)	$(109.5)	$43.1
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Non-cash operating lease expense	127.0	120.8
Depreciation and amortization	59.9	60.1
Deferred income taxes	(1.7)	3.4
Stock-based compensation expense	6.1	2.1
Amortization of deferred financing costs and original issue discount	1.5	2.0
Debt related loss, net	—	3.0
Investment remeasurement	(1.0)	—
Gain on sale leaseback	—	(24.5)
Loss (gain) on disposal and impairment of fixed and operating lease assets	0.3	(0.1)
Changes in operating assets and liabilities:
(Increase) in inventories	(88.4)	(188.4)
(Increase) in prepaid expenses and other current assets	(39.3)	(11.0)
Increase in accounts payable	16.5	61.2
(Decrease) in accrued expenses	(16.4)	(45.4)
(Decrease) in operating lease liabilities	(120.6)	(144.6)
(Decrease) in other long-term liabilities	(13.1)	(6.0)
Other, net	5.1	0.7
Net cash (used for) operating activities	(173.6)	(123.6)
Net cash provided by (used for) investing activities:
Capital expenditures	(80.4)	(42.9)
Proceeds from sale leaseback	—	48.1
Other investing activities	(4.3)	(0.2)
Net cash provided by (used for) investing activities	(84.7)	5.0
Net cash provided by (used for) financing activities:
Term loan proceeds, net of original issue discount	—	671.6
Term loan payments	(5.1)	(708.0)
Borrowings on revolving credit facility	544.1	429.9
Payments on revolving credit facility	(256.1)	(318.9)
Purchase and retirement of debt	—	(0.9)
Principal payments on finance lease obligations	(7.1)	(5.4)
Issuance of common stock, net of underwriting commissions and offering costs	—	76.9
Purchase of common stock	—	(10.8)
Proceeds from employee stock purchase plan and exercise of stock options	1.1	—
Payments of taxes related to the net issuance of team member stock awards	(0.1)	—
Dividends paid	(13.4)	(8.4)
Financing fees paid	—	(3.9)
Net cash provided by financing activities	263.4	122.1
Effect of exchange rate changes on cash	(0.1)	—
Net increase in cash and cash equivalents	5.0	3.5
Cash and cash equivalents at beginning of period	22.5	27.4
Cash and cash equivalents at end of period	$27.5	$30.9
Cash paid (received) during the period for:
Interest	$39.6	$38.6
Income taxes, net of refunds	(6.6)	17.2

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In millions)
Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(35.1)	—	(35.1)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5
Dividends – $0.11 per share	—	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	1.0	—	—	—	1.0
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.7)	0.6	—	—	(0.1)
Balance, April 30, 2022	40.7	3.4	$0.4	$203.7	$(29.9)	$(64.5)	$5.3	$115.0
Net (loss)	—	—	—	—	—	(56.9)	—	(56.9)
Other comprehensive (loss)	—	—	—	—	—	—	(4.2)	(4.2)
Dividends – $0.11 per share	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	1.2	—	—	—	1.2
Vesting of restricted stock units	—	—	—	(0.2)	0.2	—	—	—
Employee stock purchase plan purchases	0.1	(0.1)	—	(0.2)	0.9	—	—	0.7
Balance, July 30, 2022	40.8	3.3	$0.4	$204.5	$(28.8)	$(126.0)	$1.1	$51.2
Net (loss)	—	—	—	—	—	(17.5)	—	(17.5)
Other comprehensive income	—	—	—	—	—	—	10.3	10.3
Dividends – $0.11 per share	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	3.9	—	—	—	3.9
Balance, October 29, 2022	40.8	3.3	$0.4	$208.4	$(28.8)	$(148.1)	$11.4	$43.3

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In millions)
Balance, January 30, 2021	34.9	1.9	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	15.1	—	15.1
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Issuance of common stock, net	7.1	—	0.1	76.9	—	—	—	77.0
Stock-based compensation	—	—	—	0.6	—	—	—	0.6
Exercise of stock options	0.2	—	—	—	—	—	—	—
Balance, May 1, 2021	42.2	1.9	$0.4	$202.2	$(13.3)	$(53.9)	$(0.2)	$135.2
Net Income	—	—	—	—	—	5.2	—	5.2
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Issuance of common stock, net	—	—	—	(0.1)	—	—	—	(0.1)
Dividends – $0.10 per share	—	—	—	—	—	(4.2)	—	(4.2)
Stock-based compensation	—	—	—	0.7	—	—	—	0.7
Balance, July 31, 2021	42.2	1.9	$0.4	$202.8	$(13.3)	$(52.9)	$—	$137.0
Net income	—	—	—	—	—	22.8	—	22.8
Other comprehensive income	—	—	—	—	—	—	1.1	1.1
Dividends – $0.10 per share	—	—	—	—	—	(4.3)	—	(4.3)
Purchase of common stock	(1.0)	1.0	—	—	(10.8)	—	—	(10.8)
Stock-based compensation	—	—	—	0.8	—	—	—	0.8
Balance, October 30, 2021	41.2	2.9	$0.4	$203.6	$(24.1)	$(34.4)	$1.1	$146.6

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”) and one of the fastest growing competitors in the arts and crafts category. The Company is well-positioned in the marketplace and has multiple competitive advantages, including a broad assortment of products, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. As a well-established and trusted brand for over 75 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. Since 2016, the Company has embarked on a strategy to transform JOANN, which has helped it pivot from a traditional retailer to a fully-integrated, digitally-connected provider of Creative Products. As of October 29, 2022, the Company operated 840 store locations in 49 states.

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

Consolidation

The Consolidated Financial Statements include the accounts of JOANN Inc. (the “Holding Company”), Needle Holdings LLC (“Needle Holdings”) and Jo-Ann Stores, LLC and its wholly-owned subsidiaries (collectively, “JOANN”). All of the entities referenced in the prior sentence hereinafter will be referred to collectively as the “Company” and are all controlled by affiliates of LGP. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the fiscal year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended October 29, 2022 and October 30, 2021 were both comprised of 13 weeks.

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

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the Revolving Credit Facility (as defined below) to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 (as defined below) totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated.

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

The Company did not pay any management fees during the thirteen weeks ended October 29, 2022 and October 30, 2021. The Company paid management fees of $0.4 million during the thirty-nine weeks ended October 30, 2021, but paid no such fees during the thirty-nine weeks ended October 29, 2022.

During the thirteen and thirty-nine weeks ended October 29, 2022, the Company paid dividends of $3.1 million and $9.2 million, respectively, to LGP as part of the Company's quarterly dividend payments.

Note 2—Financing

Long-term debt consisted of the following:

	October 29, 2022	October 30, 2021	January 29, 2022
	(In millions)
Second Amended Revolving Credit Facility	$409.0	$196.5	$121.0
Term Loan due 2028	668.3	673.4	673.3
Total debt	1,077.3	869.9	794.3
Less unamortized discount and debt costs	(8.1)	(9.3)	(8.9)
Total debt, net	1,069.2	860.6	785.4
Less current portion of debt	(6.8)	(6.8)	(6.8)
Long-term debt, net	$1,062.4	$853.8	$778.6

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

Under the Second Amended Revolving Credit Facility, the base rate loans bear an additional margin of 0.50% when average historical excess capacity is less than 40.00% of the maximum credit and 0.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Eurodollar rate loans bear an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the Second Amended Revolving Credit Facility are calculated based on a rate of 0.20% per annum. In the event LIBOR ceases to be available during the term of the facility, the facility provides procedures to determine a “LIBOR Successor Rate.” The Company has the option to request an increase in the size of the Second Amended Revolving Credit Facility up to $150.0 million (for a total facility of $650.0 million) in increments of not less than $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Second Amended Revolving Credit Facility are under no obligation to provide any such additional amounts.

As of October 29, 2022, there were $409.0 million of borrowings on the Second Amended Revolving Credit Facility, and the Company’s outstanding letters of credit obligation was $16.5 million. As of October 29, 2022, the Company’s excess availability on the Second Amended Revolving Credit Facility was $74.5 million. During the third quarter of fiscal 2023, the weighted average interest rate for borrowings under the Second Amended Revolving Credit Facility was 4.28%, compared to 2.86% for the third quarter of fiscal 2022. As of October 30, 2021, the Company had $196.5 million of borrowings on the Second Amended Revolving Credit Facility, and the Company’s outstanding letters of credit obligation was $20.5 million. As of October 30, 2021, the Company’s excess availability on the Second Amended Revolving Credit Facility was $270.0 million.

Term Loan Due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0% of face value. The Term Loan due 2023 was with a syndicate of lenders and was secured by substantially all the assets of JOANN, excluding the Revolving Credit Facility collateral, and had a second priority security interest in the Revolving Credit Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The Term Loan due 2023 was refinanced on July 7, 2021 pursuant to Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized in debt related loss, net within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the second quarter of fiscal 2022 as a result of the refinancing.

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

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as to reduce amounts borrowed under the Revolving Credit Facility and pay related fees and expenses. The Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During the third quarter of fiscal 2023, the weighted average interest rate for borrowings under the Term Loan due 2028 was 7.69% compared to 5.58% during the third quarter of fiscal 2022.

The Term Loan due 2028 was issued at a $3.4 million discount. A portion of the discount in the amount of $3.1 million was recorded as a reduction of debt and set up to amortize over the life of the Term Loan due 2028, and $0.3 million of the discount was charged to earnings. The total fees and expenses associated with the Term Loan due 2028 were $6.8 million, which fees represent banking, legal and other professional services. The Company capitalized $3.8 million of these fees as a reduction of debt and the remaining fees were charged to earnings.

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be paid in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the Second Amended Revolving Credit Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At October 29, 2022, the Company was in compliance with all covenants under its credit agreements.

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

Interest Rate Swaps

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.43% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of October 29, 2022 was $10.1 million.

In May 2022, the Company entered into a second interest rate swap agreement with U.S. Bank N.A., which has a $250 million notional value with an effective date of July 26, 2023 and a maturity date of January 26, 2026. Beginning in October 2023, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of

3.37% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of October 29, 2022 was $5.3 million.

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheet on a net basis. As of October 29, 2022, none of the netting arrangements involved collateral. The net fair value of the interest rate swaps as of October 29, 2022 was $15.4 million.

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

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 are presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(In millions)
Interest rate swap - $200M notional amount	$5.4	$1.4	$7.7	$1.4
Interest rate swap - $250M notional amount	8.5	—	5.3	—
Gain recognized in other comprehensive income (loss), gross of income taxes	$13.9	$1.4	$13.0	$1.4

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

Instrument	Balance Sheet Location	October 29, 2022	October 30, 2021
		(In millions)
Interest rate swaps - current	Prepaid expenses and other current assets	$1.0	$—
Interest rate swaps - long-term	Other assets	$14.4	$1.4

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s Second Amended Revolving Credit Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loan due 2028 was determined based on quoted market prices or recent trades of this debt instrument in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair value of the Company’s Term Loan due 2028 as of October 29, 2022 and October 30, 2021:

	October 29, 2022		October 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2028 (a)	$660.2	$439.9	$664.1	$652.5

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

Note 5—Goodwill and Other Intangible Assets

The carrying amount of goodwill at October 29, 2022 and October 30, 2021 was as follows:

	October 29, 2022	October 30, 2021
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at October 29, 2022 and October 30, 2021 was as follows:

		October 29, 2022		October 30, 2021
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$325.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	(0.1)	0.1	—
Technology	3	5.3	(1.2)	—	—
Customer relationships	16	110.0	(79.8)	110.0	(73.0)
Total intangible assets		$450.4	$(81.1)	$445.1	$(73.0)

The Company recognized intangible asset amortization of $2.1 million and $6.3 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The Company recognized intangible asset amortization of $1.7 million and $5.1 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively. The weighted average amortization period of amortizable intangible assets as of October 29, 2022 approximated 4.1 years.

On March 4, 2022, the Company purchased the remaining equity interest in WeaveUp, Inc. ("WeaveUp") for $4.3 million. Acquisition-related costs of $0.1 million were recognized in SG&A expenses within the accompanying Consolidated Statements of Comprehensive Income (Loss). Prior to the closing of the acquisition, the Company recorded its 12.3% equity investment in WeaveUp at cost and adjusted for observable transactions for same or similar investments in WeaveUp, as applicable. Upon acquisition of the remaining equity interest in WeaveUp, the Company decreased the value of its previously held investment to its fair value of $1.0 million, which resulted in a loss of $1.0 million. The fair value of the previously held investment was determined using Level 3 valuation techniques. The loss was recorded as investment remeasurement within the Consolidated Statements of Comprehensive Income (Loss) in the first quarter of fiscal 2023.

An intangible asset for WeaveUp’s developed technology with a preliminary value of $5.3 million was recorded as a result of the acquisition. The intangible asset will be amortized over its estimated useful life of 3 years. The other assets and liabilities acquired in the purchase of WeaveUp were not material.

Note 6—Income Taxes

Effective Tax Rate

The effective income tax rate for the third quarter of fiscal 2023 was 27.1%, an income tax benefit on a pre-tax book loss, compared to the rate for the third quarter of fiscal 2022, which was 23.5%, an income tax provision on pre-tax book income. The effective income tax rate for the first thirty-nine weeks of fiscal 2023 was 27.7%, an income tax benefit on a pre-tax book loss, compared to the rate for the first thirty-nine weeks of fiscal 2022, which was 22.2%, an income tax provision on pre-tax book income. The effective tax rate increased from the third quarter and first thirty-nine weeks of fiscal 2022 to the third quarter and first thirty-nine weeks of fiscal 2023, respectively, because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. The Company's favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while these favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which tax at different rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the third quarter of fiscal 2023, unrecognized tax benefits were $1.2 million, of which $0.9 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the third quarter of both fiscal 2023 and fiscal 2022 was $0.1 million. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.4 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share and the stock-based awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(In millions except per share data)
Net income (loss)	$(17.5)	$22.8	$(109.5)	$43.1

Weighted-average common shares outstanding – basic	40.8	41.7	40.7	40.8
Effect of dilutive stock-based awards	—	1.4	—	1.3
Weighted-average common shares outstanding – diluted	40.8	43.1	40.7	42.1

Basic earnings (loss) per common share	$(0.43)	$0.55	$(2.69)	$1.06
Diluted earnings (loss) per common share	$(0.43)	$0.53	$(2.69)	$1.02

Antidilutive stock-based awards excluded from diluted calculation	4.5	1.6	4.5	1.4

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

The following table shows revenue by product category:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(In millions)
Sewing	$256.9	$275.2	$694.6	$760.2
Arts and Crafts and Home Décor	298.1	329.5	805.5	897.1
Other	7.8	6.3	24.0	25.0
Total	$562.8	$611.0	$1,524.1	$1,682.3

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

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. The fiscal quarters ended October 29, 2022 and October 30, 2021 were both comprised of 13 weeks.

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

Highlights for the Thirteen Weeks Ended October 29, 2022

•
Net sales decreased 7.9% compared to the third quarter of fiscal 2022, to $562.8 million, with total comparable sales decreasing 8.0% compared with a decrease of 14.2% in the same period in the prior fiscal year.
•
Gross profit decreased 11.9% compared to the third quarter of fiscal 2022, to $281.0 million, at a rate to net sales of 49.9%, which was a 230 basis point decrease compared to the same period in the prior fiscal year.
•
Net loss was $17.5 million in the third quarter of fiscal 2023, compared to net income of $22.8 million in the same period in the prior fiscal year.
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

Non-GAAP Financial Measures

Adjusted EBITDA

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation; supplementing GAAP measures of performance in the evaluation of the effectiveness of our business strategies; making budgeting decisions; comparing our performance against that of other peer companies using similar measures; and because our credit facilities use measures similar to Adjusted EBITDA, to measure our compliance with certain covenants.

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, as further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including debt related gains and losses, investment remeasurements, sale leaseback gains, costs related to strategic initiatives, COVID-19 costs, technology development expenses, stock-based compensation expense, gains and losses on disposal and impairment of fixed and operating lease assets, sponsor management fees and other one-time costs. Our adjustments for COVID-19 related costs include, as a separate line item, excess import freight costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that added significant cost to our procurement of imported merchandise. These excess import freight costs included significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we did not normally incur. In a normative operating environment, we would procure 70% to 80% of our needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% - 15% premium to our contract rates. Accordingly, we established a baseline cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. Negotiation of our current contract rates was finalized in the second quarter of fiscal 2023. We have started to see a decline in overall ocean freight rates and a reduction in other fees associated with port congestion, which has positively impacted our cash payments. However, a reduction in expense recognition will not occur until the fourth quarter of fiscal 2023, along with continued reductions in expense recognition in fiscal 2024. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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
•
Adjusted EBITDA may be calculated differently by other companies in our industry, such that its usefulness may be limited as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$(17.5)	$22.8	$(109.5)	$43.1
Income tax provision (benefit)	(6.5)	7.0	(41.9)	12.3
Interest expense, net	18.1	11.8	42.5	39.8
Depreciation and amortization (1)	20.3	19.8	61.1	60.6
Debt related loss, net (2)	—	—	—	3.0
Investment remeasurement (3)	(2.0)	—	(1.0)	—
Gain on sale leaseback (4)	—	—	—	(24.5)
Strategic initiatives (5)	0.9	0.6	4.6	1.4
Excess import freight costs (6)	18.5	11.3	74.5	11.3
Other COVID-19 costs (7)	—	—	—	1.3
Technology development expense (8)	2.0	2.6	7.0	6.2
Stock-based compensation expense	3.9	0.8	6.1	2.1
Loss (gain) on disposal and impairment of fixed and operating lease assets	—	(0.1)	1.1	(0.1)
Sponsor management fee (9)	—	—	—	0.4
Other (10)	2.5	(4.0)	5.4	(3.3)
Adjusted EBITDA	$40.2	$72.6	$49.9	$153.6

(1)
“Depreciation and amortization” represents depreciation, amortization of intangible assets and amortization of content and capitalized cloud-based system implementation costs.
(2)
“Debt related loss, net” represents net losses and gains associated with debt repurchases and the write off of unamortized fees and original issue discount associated with debt refinancings.
(3)
"Investment remeasurement" represents gains and losses associated with our equity investments without readily determinable fair values.
(4)
"Gain on sale leaseback" represents the gain attributable to the sale leaseback of our distribution center in Opelika, Alabama.
(5)
“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives.
(6)
As discussed in greater detail above, "Excess import freight costs" represents excess inbound freight costs (compared to our standard costs based on recently negotiated carrier rates) due to increasing freight rates, in particular the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports arising from surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic.
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
(10)
“Other” represents the one-time impact of severance, certain legal matters, employee recruitment, employee transition and business transition activities.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes.

Consolidated Income Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$562.8	$611.0	$1,524.1	$1,682.3
Gross profit	281.0	318.8	736.6	888.3
SG&A expenses	269.0	257.6	786.6	754.5
Operating profit (loss)	(7.9)	41.6	(109.9)	73.7
Net income (loss)	(17.5)	22.8	(109.5)	43.1

Other Operational Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total (decrease) in comparable sales vs. prior year	(8.0)%	(14.2)%	(9.2)%	(12.4)%
Gross margin	49.9%	52.2%	48.3%	52.8%
SG&A expenses as a % of net sales	47.8%	42.2%	51.6%	44.8%
Operating profit (loss) as a % of net sales	(1.4)%	6.8%	(7.2)%	4.4%
Adjusted EBITDA (1)	$40.2	$72.6	$49.9	$153.6
Pre-opening and closing costs excluding loss on disposal of fixed assets	$9.3	$2.0	$19.1	$6.6
Adjusted EBITDA as a % of net sales	7.1%	11.9%	3.3%	9.1%
Total store location count at end of period	840	852	840	852

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the Thirteen Weeks ended October 29, 2022 and October 30, 2021

Net Sales

Net sales were $562.8 million for the thirteen weeks ended October 29, 2022, a decrease of $48.2 million or 7.9% compared to the same period in fiscal 2022. Total comparable sales for the thirteen weeks ended October 29, 2022 decreased 8.0% compared with a total comparable sales decrease of 14.2% in the same period in fiscal 2022. The total comparable sales decrease resulted from a decrease in transaction volume, partially offset by an increase in average ticket. On a category basis, we saw declines in sewing as well as arts and crafts and home décor, with declines being more pronounced in our Fall categories as well as our Craft Technology business, which was unusually strong in the third quarter last year driven by new product launches.

Gross Profit

Gross profit was $281.0 million for the thirteen weeks ended October 29, 2022, a decrease of $37.8 million or 11.9% compared to the same period in fiscal 2022. Gross margin was 49.9% for the thirteen weeks ended October 29, 2022, a decrease of 230 basis points compared to the same period in fiscal 2022. The decrease in gross margin was primarily driven by increased supply chain costs, which resulted primarily from excess import freight. We believe the increase in excess import freight, including ocean freight and related port congestion costs, is transitory in nature. In addition, we experienced increases in domestic freight expense due to rising carrier rates and fuel costs.

Selling, General and Administrative Expenses

SG&A expenses were $269.0 million for the thirteen weeks ended October 29, 2022, an increase of $11.4 million or 4.4% compared to the same period in fiscal 2022. The increase was driven by incremental operating costs for our new multi-purpose distribution center located in West Jefferson, Ohio and increases in spending on strategic initiatives including pre-opening costs associated with our new and remodeled store locations as well as costs incurred to support several emerging businesses, which we are referring to as our "Blue Ocean" initiatives. Additionally, we incurred higher stock-based compensation expense and had a reduction to incentive compensation in the prior year period that did not recur in the thirteen weeks ended October 29, 2022. Lastly, we have experienced inflationary pressures in energy, commodity and labor costs that have been partially offset by improved operating efficiencies.

As a percentage of net sales, SG&A expenses for the thirteen weeks ended October 29, 2022 were 47.8%, an increase of 560 basis points compared to the same period in fiscal 2022. The increase as a percentage of sales was primarily driven by the factors listed above as well as the 7.9% decrease in net sales in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $19.9 million in the thirteen weeks ended October 29, 2022, an increase of $0.3 million compared to the same period in fiscal 2022. This increase was driven by investments in our multi-purpose distribution center as well as store location refresh and technology projects in fiscal 2022 and fiscal 2023, partially offset by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022.

Interest Expense

Interest expense for the thirteen weeks ended October 29, 2022 was $18.1 million, an increase of $6.3 million compared to the same period in fiscal 2022. The increase in interest expense was primarily due to higher interest rates as well as a higher average debt level during the third quarter of fiscal 2023 compared to the same period in fiscal 2022. The average debt level in the thirteen weeks ended October 29, 2022 was $1,071.2 million compared to $841.6 million in the thirteen weeks ended October 30, 2021. The weighted average interest rate was 6.41% and 5.04% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively.

We had $1,077.3 million of debt outstanding (face value) as of October 29, 2022 versus $869.9 million as of October 30, 2021.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2023 was 27.1 percent, which was an income tax benefit on a pre-tax book loss, compared to 23.5 percent for the third quarter of fiscal 2022, which was an income tax provision on pre-tax book income. The effective tax rate increased from the third quarter of fiscal 2022 to the third quarter of fiscal 2023 because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. The Company's favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while these favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

Net Income (Loss)

Net loss was $17.5 million for the thirteen weeks ended October 29, 2022, compared to net income of $22.8 million during the same period in fiscal 2022. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) was $40.2 million for the thirteen weeks ended October 29, 2022 compared to $72.6 million for the same period in fiscal 2022. The decrease was driven by the factors described above.

Comparison of the Thirty-Nine Weeks ended October 29, 2022 and October 30, 2021

Net Sales

Net sales were $1,524.1 million for the thirty-nine weeks ended October 29, 2022, a decrease of $158.2 million or 9.4% compared to the same period in fiscal 2022. Total comparable sales for the thirty-nine weeks ended October 29, 2022 decreased 9.2% compared with a total comparable sales decrease of 12.4% in the same period in fiscal 2022. The total comparable sales decrease resulted from a decrease in transaction volume, partially offset by an increase in average ticket. On a category basis, declines in sales were more pronounced in our Craft Technology business, which was unusually strong in the first thirty-nine weeks of last year driven by new product launches. In addition, higher customer discretionary spending driven by government stimulus payments as well as more customer leisure time resulting from the COVID-19 pandemic, had a favorable impact on net sales in the first thirty-nine weeks of fiscal 2022.

Gross Profit

Gross profit was $736.6 million for the thirty-nine weeks ended October 29, 2022, a decrease of $151.7 million or 17.1% compared to the same period in fiscal 2022. Gross margin was 48.3% for the thirty-nine weeks ended October 29, 2022, a decrease of 450 basis points compared to the same period in fiscal 2022. The decrease in gross margin was primarily driven by increased supply chain costs, which resulted primarily from excess import freight. We believe the increase in excess import freight, including ocean freight and related port congestion costs, is transitory in nature. In addition, we experienced increases in domestic freight expense due to rising carrier rates and fuel costs, as well as higher shrink costs associated with the start-up of our new multi-purpose distribution center. These negative factors were partially offset by improved pricing efficiency and optimized promotional offers.

Selling, General and Administrative Expenses

SG&A expenses were $786.6 million for the thirty-nine weeks ended October 29, 2022, an increase of $32.1 million or 4.3% compared to the same period in fiscal 2022. This increase was driven by incremental operating costs for our new multi-purpose distribution center located in West Jefferson, Ohio and increases in spending on strategic initiatives including pre-opening costs associated with our new and remodeled store locations as well as costs incurred to support several emerging businesses, which we are referring to as our "Blue Ocean" initiatives. We have also experienced inflationary pressures in energy, commodity and labor costs that have been partially offset by improved operating efficiencies and lower incentive compensation costs.

As a percentage of net sales, SG&A expenses for the thirty-nine weeks ended October 29, 2022, were 51.6%, an increase of 680 basis points compared to the same period in fiscal 2022. This increase was primarily driven by the factors listed above as well as the 9.4% decrease in net sales in the first thirty-nine weeks of fiscal 2023 compared to the same period in fiscal 2022.

Depreciation and Amortization

Depreciation and amortization expense was $59.9 million in the thirty-nine weeks ended October 29, 2022, a decrease of $0.2 million compared to the same period in fiscal 2022. This decrease was driven primarily by lower depreciation after the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022, partially offset by investments in our multi-purpose distribution center as well as store location refresh and technology projects in fiscal 2022 and fiscal 2023.

Interest Expense

Interest expense for the thirty-nine weeks ended October 29, 2022 was $42.5 million, an increase of $2.7 million compared to the same period in fiscal 2022. The increase was due to a higher debt level carried during the first thirty-nine weeks of fiscal 2023 when compared to the same period in fiscal 2022. The average debt level in the thirty-nine weeks ended October 29, 2022 was $981.5 million compared to $808.1 million in the thirty-nine weeks ended October 30, 2021. The weighted average interest rate was 5.40% and 5.39% for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

We had $1,077.3 million of debt outstanding (face value) as of October 29, 2022 versus $869.9 million as of October 30, 2021.

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

Income Taxes

The effective income tax rate for the first thirty-nine weeks of fiscal 2023 was 27.7 percent, which was an income tax benefit on a pre-tax book loss, compared to 22.2 percent for the first thirty-nine weeks of fiscal 2022, which was an income tax provision on pre-tax book income. The effective tax rate increased from the first thirty-nine weeks of fiscal 2022 to the first thirty-nine weeks of fiscal 2023 because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. The Company's favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while these favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

Net Income (Loss)

Net loss was $109.5 million for the thirty-nine weeks ended October 29, 2022, compared to net income of $43.1 million during the same period in fiscal 2022. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) was $49.9 million for the thirty-nine weeks ended October 29, 2022 compared to $153.6 million for the same period in fiscal 2022. The decrease was driven by the factors described above.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our Second Amended Revolving Credit Facility. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We believe that our cash and cash equivalents on hand, cash from operations and availability under our Second Amended Revolving Credit Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases, if any, for the next twelve months, as well as the foreseeable future. Subject to market conditions, we may from time to time repurchase our outstanding debt. In order to increase liquidity and overall financial flexibility in response to near-term economic uncertainty, the Company is pausing its quarterly dividend at this time. As of October 29, 2022, we were in compliance with all covenants under our debt facilities and notes.

For the four quarters ended October 29, 2022, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA, which is calculated in accordance with our Credit Facilities, was 6.0 to 1.0, and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 6.0 to 1.0. We reference our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA because such ratios are calculated in accordance with our Credit Facilities and used to determine our compliance with certain covenants in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA are material to an investor’s understanding of our financial condition and liquidity.

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

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities for the thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirty-Nine Weeks Ended
(In millions)	October 29, 2022	October 30, 2021
Net cash (used for) operating activities	$(173.6)	$(123.6)
Net cash provided by (used for) investing activities	(84.7)	5.0
Net cash provided by financing activities	263.4	122.1
Effect of exchange rate changes on cash	(0.1)	—
Net increase in cash and cash equivalents	$5.0	$3.5

Net Cash (Used for) Operating Activities

Net cash used for operating activities was $173.6 million in the thirty-nine weeks ended October 29, 2022, compared with $123.6 million of net cash used for operating activities in the thirty-nine weeks ended October 30, 2021. The increase in net cash used for operating activities was primarily due to our total comparable sales decline as well as increased import freight costs in fiscal 2023, partially offset by the change in net working capital. Working capital was positively impacted in the thirty-nine weeks ended October 29, 2022 as a result of payment lag at the end of the third quarter.

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

Capital expenditures for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 are summarized as follows:

	Thirty-Nine Weeks Ended
(In millions)	October 29, 2022	October 30, 2021
Store locations	$67.5	$17.1
Distribution centers	3.6	17.5
Information technology	8.5	7.0
Other	0.8	1.3
Total capital expenditures	80.4	42.9
Landlord contributions	(13.8)	(1.4)
Total capital expenditures, net of landlord contributions	$66.6	$41.5

The increase in capital expenditures for store locations was primarily driven by an increase in new store location and refresh projects in fiscal 2023 compared to fiscal 2022.

Additionally, we purchased the remaining outstanding stock of WeaveUp for $4.3 million in the first thirty-nine weeks of fiscal 2023.

The cash used for investing activities in fiscal 2022 was more than offset by proceeds of $48.1 million from the sale leaseback of the Opelika Distribution Center in the second quarter of fiscal 2022, which resulted in net cash provided by investing activities for fiscal 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $263.4 million during the thirty-nine weeks ended October 29, 2022 compared with $122.1 million of net cash provided by financing activities during the thirty-nine weeks ended October 30, 2021. Net cash provided by financing activities for the first thirty-nine weeks of fiscal 2023 was the result of net borrowings from the Second Amended Revolving Credit Facility. This inflow of cash was partially offset by cash used to pay down debt and finance lease obligations, as well as to pay dividends totaling $13.4 million. As of October 29, 2022, we had the ability to borrow an additional $74.5 million under the Second Amended Revolving Credit Facility subject to the facility’s borrowing base calculation.

Net cash provided by financing activities during the first thirty-nine weeks of fiscal 2022 was the result of net proceeds received from the initial public offering and borrowings from the Second Amended Revolving Credit Facility used to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. In addition, we refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028, with excess proceeds used to reduce amounts borrowed under our Revolving Credit Facility and fund working capital needs.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment.

Seasonality

Our business exhibits seasonality, which is typical for most retail companies. Our net sales are stronger in the second half of the year than the first half of the year. Net income is highest during the months of September through December in alignment with our peak selling season. Working capital needed to finance our operations fluctuates during the year and reaches its highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. During the thirty-nine weeks ended October 29, 2022, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 29, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the thirty-nine weeks ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Form of Restricted Stock Unit Grant Notice and Award Agreement (employees) under the JOANN Inc. 2021 Equity Incentive Plan (starting August 2022).
10.2*#	Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (starting August 2022).
10.3*#	Notice of Amendment to Stock Option Agreement(s), effective August 17, 2022, under the Stock Option Plan of Jo-Ann Stores Holdings Inc. and/or JOANN Inc. 2021 Equity Incentive Plan.
10.4*#	Notice of Amendment to Restricted Stock Unit Agreement(s), effective August 17, 2022, under the JOANN Inc. 2021 Equity Incentive Plan.
10.5*#	JOANN Inc. 2021 Employee Stock Purchase Plan (amended and restated on October 11, 2022).
10.6*#	Severance Agreement by and between Jo-Ann Stores, LLC and Scott Sekella.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOANN Inc.
Registrant

Date: December 12, 2022	By:	/s/ Scott Sekella
Scott Sekella
Senior Vice President and Chief Financial Officer
(principal financial officer)