Form 10-K
period 2023-01-28
JOANN Inc.
filed 2023-04-04
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 2023

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

Registrant's telephone number, including area code: (330) 656-2600

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of July 29, 2022 was $111.9 million, based upon the closing sales price of the registrant’s common stock on that date.

The registrant had 41,127,476 shares of common stock, $0.01 par value, outstanding as of March 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company's 2023 Annual Meeting of Shareholders (the “fiscal 2023 Proxy Statement”) are incorporated by reference into Part III.

i

BASIS OF PRESENTATION

As used herein, the term “JOANN”, the “Company” and “we,” “us” or “our” wherever used herein refer to JOANN Inc., Needle Holdings LLC and Jo-Ann Stores, LLC and its wholly-owned subsidiaries, unless the context indicates to the contrary. We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal 2021” relate to the 52 weeks ended January 30, 2021, references herein to “fiscal 2022” relate to the 52 weeks ended January 29, 2022 and references herein to “fiscal 2023” relate to the 52 weeks ended January 28, 2023. In this Annual Report on Form 10-K, unless otherwise noted or the context otherwise requires, when we compare a metric between one period and a “prior period”, we are comparing it to the analogous period from the prior fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•
the impact of inflationary pressures and general economic conditions, including the impacts of public health epidemics or pandemics, on our ability to control costs and on our customers' level of discretionary income to spend on sewing, arts and crafts and select home décor products ("Creative Products");
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
•
our ability to maintain adequate liquidity, our level of indebtedness, the impact of lease obligations and the availability of capital, including our ability to raise additional capital, could limit our financial flexibility and cash flow necessary to fund working capital, planned capital expenditures and other general corporate purposes or ongoing needs of our business;
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
•
our reliance on and relationships with third-party service providers;
•
our reliance on and relationships with foreign suppliers and their ability to supply us with adequate, timely and cost-effective products for resale;
•
our ability, and our third-party service providers’ ability, to maintain security and prevent unauthorized access to electronic and other confidential information;
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

SUMMARY RISK FACTORS

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. Following are principal risks, which you should consider before investing in our common stock:

•
general economic factors, including the adverse impacts of inflation, may materially and adversely affect our business, financial condition and results of operations;
•
increased costs related to the production of our merchandise or disruptions in our distribution network could materially and adversely affect our business, financial condition and results of operations;
•
increased freight costs on imported products could continue to adversely affect our business, financial condition and results of operations;
•
evolving U.S. trade regulations and policies, such as tariffs, including with China and other Asian countries, have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations;
•
our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations;
•
we may face risks related to our indebtedness, which included $990.6 million of outstanding debt as of January 28, 2023;
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

PART I

Item 1. Business

JOANN is the nation’s category leader in fabric and sewing (collectively, “Sewing”) with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for nearly 80 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. In order to best serve our customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer that provides Creative Products to our customers whenever and however they want.

As the nation’s category leader in Sewing with approximately one-third market share, based on our internal research estimates of market share of the Creative Products industry that primarily consist of a survey of Creative Product consumers as of July 30, 2022, we believe we offer the broadest selection of products while being committed to providing the most inspiration, helpful service and education to our customers. While we are the clear market share leader in a growing Sewing industry, which represented 46% of our total net sales in fiscal 2023, we also have significant share opportunity in the growing arts and crafts industry as we allocate additional space to these categories in our store refresh, remodel and relocation projects. We are well-positioned in the marketplace and have multiple competitive advantages, including our broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. We offer an extensive assortment, which at its seasonal peak, averages more than 80,000 stock keeping units (“SKUs”) in store locations and over 200,000 SKUs online, across Creative Product categories. Approximately 50% of our in-store net sales cannot be directly comparison-shopped because of our strong and growing own-brand portfolio, including our copyrighted or proprietary fabric patterns and designs and factory direct relationships. We have expanded access to this broad assortment through e-commerce and digital capabilities that complement our physical network, drive customer engagement and deliver an exceptional customer experience while supporting consistently strong gross margins. Through our omni-channel platform, we serve our customers in a differentiated manner by offering several convenient fulfillment options, including buy online pick-up in store (“BOPIS”), curbside pick-up and ship-to-home offerings. Our omni-channel platform operates at a large scale, having generated approximately $271 million, $299 million and $511 million in net sales in fiscal 2023, 2022 and 2021, respectively. Our data-driven digital capabilities further reinforce our relationship with our customers. Customers can interact with our brand whenever and however they want. Customers connect with us through our mobile-first website, joann.com, both domestically and internationally, as well as our widely-used mobile application with more than 15 million downloads. As of the end of fiscal 2023, we had approximately 81 million addressable customers in our vast database and approximately 20 million customers in our email database. These points of differentiation are reinforced by our knowledgeable, friendly and trusted team members, a significant number of whom are sewing and craft enthusiasts, who offer a service-oriented experience for our customers that we believe cannot be replicated by our competitors, mass retailers or pure online players.

We appeal to an expansive customer base ranging across all ages, demographics and skill levels. We serve the do-it-yourself customer, including those who make to give or donate their creations, and supply small business owners with components to create and sell their own merchandise. We estimate this group makes up approximately one-quarter of our customers and typically resells on online marketplaces such as Etsy, eBay, Shopify and other platforms. Our customers are passionate and creative, using their hearts, hands and minds in their sewing, crafting and decorating activities. We believe our customers’ enthusiasm drives the JOANN culture. We strive to support our community of creators, and they create to support their communities by donating or gifting the items they make, such as blankets for hospitalized children, homeless persons and shelter pets. Our loyal core customer base is key to our sales growth, and for fiscal 2023, 44% of our net sales were generated by customers who had shopped with us in the preceding 52-weeks ("Returning Customers"). Since February 1, 2020, we have attracted over 15 million new customers. Customers typically purchase from JOANN with a project in mind that requires several component items. In that vein, we believe our physical footprint is an advantage, as most customers regularly want to explore what is new, see how various items and colors work together, see how a fabric drapes, feel the texture and seek help from our experienced team members.

At JOANN, we continuously strive to improve the in-store and digital customer experience. We refine our assortment by conducting thorough reviews of focused categories at a product-level and store location layout-level in order to optimize sales and gross margin. We have an expansive data-driven digital footprint, which includes our extensive digital marketing assets, customer relationship management system ("CRM system"), social media platforms and e-commerce capabilities. We better understand our customers through our centralized database that brings together how each customer interacts in our physical and digital properties and provides a holistic view of their behavior. We are able to utilize this data to drive engagement with our brand, create loyalty and inspire, educate and ensure we are increasing our share of customer spend through timely and relevant marketing. By using data and digital contact channels, including email and SMS digital display, and leveraging our mobile application, we are able to contact customers with personalized content and provide the convenience to shop wherever and however they choose. We believe that these core initiatives and transformational investments have driven our performance and increased customer engagement over the last several years and strategically position us to create long-term value.

As of January 28, 2023, we operated 833 store locations in 49 states at an average size of approximately 22,500 square feet. Our store locations offer a complete selection of fabric and sewing accessories and an assortment of art, crafts, artificial floral, finished seasonal and home décor merchandise that varies based on store location size.

Sewing

46% of our total net sales were within the Sewing category in fiscal 2023. We offer a broad and comprehensive assortment of Sewing products in all of our store locations and online. These Sewing products offer our customers a combination of unique designs and fashionable trends at competitive prices. We are organized in the following categories for the convenience of the sewing enthusiast as well as those that utilize fabric for other crafting projects:

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
•
products sewn inside crafting projects such as pillow forms, stuffing, batting and foam;
•
sewing machines, some of our store locations also offer a wider selection of sewing machines through leased departments operated by a third party;
•
a wide array of sewing construction supplies, including cutting implements, irons, lighting, threads, zippers, trims, tapes, pins, elastic and buttons, as well as the patterns necessary for most sewing projects; and
•
seasonally themed and licensed fabric designs, including professional and collegiate sports teams and pop culture licensed prints, on a variety of fabrications to support a wide range of uses.

Arts and Crafts, Home Décor and Other

The remainder of our total net sales in fiscal 2023 were within arts and crafts, home décor and other categories. We offer a broad assortment of merchandise for creative enthusiasts to support their arts and crafts as well as home decorating needs. We offer the following product assortments both in our store locations as well as online:

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
•
craft technology, organizers and other products that support multiple creative endeavors;
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

We leverage our proprietary customer database to provide relevant and timely communications to customers through multiple digital channels (email, SMS text, mobile application push notifications and display marketing), and to our most engaged customers via a robust direct mail program. This allows us to efficiently and effectively reach our target customers on a regular basis throughout the year. We rely primarily on digital marketing tactics to drive customer acquisition, including online display and search marketing, social media and affiliate marketing programs. Our retention marketing programs leverage a robust CRM platform and database that provides us a detailed view of customer behavior, combining sales in our store locations with online and social media activity. Through this database, we can personalize our digital marketing, email, SMS text and direct mail campaigns to ensure we are providing the most relevant content to our customer at all times.

Customers can interact with our brand whenever and however they want. Customers connect with us through our mobile-first website, joann.com, both domestically and internationally, as well as our widely used mobile application with more than 15 million downloads. As of the end of fiscal 2023, we had approximately 81 million addressable customers in our vast database and approximately 20 million customers in our email database. Customers have the ability to shop their local store location online, with convenient omni-channel services available like BOPIS or curbside pickup. Customers can also choose to order direct to home, with extended aisle offerings across all major product categories. For customers seeking to purchase in greater quantities, we offer low pricing for bulk purchases through our JOANN+ service on joann.com or through our new wholesale service, Inspiration Direct. Those looking for inspiration and education can access thousands of projects in multiple ways and formats, including our digital platforms that offer thousands of project ideas, from novice to expert level, and include convenient shopping lists for each project. Customers seeking video tutorials can access free content both through joann.com and on the JOANN YouTube channel, where we post additional “how-to” videos. Finally, customers looking to build more advanced skills can gain access to Creativebug, our wholly owned subsidiary, which offers hundreds of longer form video tutorials from experts in the industry via a subscription. Our Creativebug website offers an extensive array of online arts and crafts instructional videos allowing customers to learn how to paint, draw, sew, quilt, knit, crochet and much more, while capturing the intimate experience of learning from top designers and artists.

We interact with customers and communities digitally and in person, through social media, multi-channel marketing campaigns, in-store and community events and on joann.com. Our highly active social networks are playing an increasingly significant role in our marketing, public relations and customer engagement. We utilize Instagram, Facebook, YouTube, Pinterest, Twitter and TikTok to inspire, educate, promote sales, introduce new products, share customer stories and offer customer service support and proactive brand engagement. We also have established relationships with key crafting and sewing influencers who help promote our brand, projects and product offerings. During fiscal 2023, we connected with our diverse team members and customers in a number of ways, including:

•
Across its primary social channels, JOANN has amassed more than 3.6 million followers, and in fiscal 2023, we saw an organic reach of more than 82 million views on Instagram and Facebook alone. We also re-launched our TikTok account to engage with younger consumers, many of whom are looking to the platform for creative and do-it-yourself inspiration. Leveraging content creators, we received more than 16.6 million views on the platform in fiscal 2023. Pinterest is also a creative project destination, and JOANN saw more than 476 million impressions, 5.7 million Pin clicks and 727,000 Pin saves this fiscal year.
•
Our focus on making JOANN the most inclusive retailer in our space continued this year, and JOANN launched product collections and projects to support milestones and communities including Black History Month, Women’s History Month, Pride Month, Ramadan, Hanukkah and more. We also supported minority organizations with funding, volunteering and event sponsorships, such as the Martin Luther King Foundation, the Gay, Lesbian, and Straight Education Network and Creatives Want Change, which is a designer-run program that assists aspiring Black design students.
•
Giving back is intrinsic to our brand and, in fiscal 2023, JOANN team members and customers donated more than $6 million for charitable organizations, up 83% year-over-year. These include our continued partnerships with National 4-H Council, On Our Sleeves, the movement for children’s mental health, Susan G. Komen Foundation and St. Jude Children’s Research Hospital. We also launched a new partnership with Children’s Miracle Network Hospitals in fiscal 2023, connecting each of our store locations to a local children’s hospital for localized fundraising and community event support. We also continued our partnership with the Kids In Need Foundation, through which we donate products to schools and organizations supporting underserved youth.

We continue to explore partnerships to support and engage existing and potential customers and team members nationwide, and see great engagement and benefit to these programs. In fiscal 2023, JOANN was highlighted by Ad Age as a brand gaining popularity with

Gen Z and was also named one of America’s Most Trusted Companies by Newsweek, based on an independent survey collected from a vast sample of approximately 50,000 U.S. residents.

Purchasing

We generally have multiple domestic and international sources of supply available for each category of products we sell. During fiscal 2023, we sourced 56% of our purchases from domestic suppliers with the remaining 44% of our products coming directly from manufacturers located in foreign countries, of which over one-third is sourced from China. To further support our direct sourcing strategic initiative, we opened our foreign sourcing office in Shanghai, China in 2018. We continue to diversify our internationally sourced products by expanding in several other countries, including Pakistan, India, Vietnam, Taiwan, Turkey and South Korea. The focus on supplier diversification has allowed us to partially offset the negative impact of the U.S. tariffs on Chinese imports. Because of the increase in foreign sourcing, we need to order these products further in advance than would be the case if the products were sourced domestically, which in turn requires us to have a longer in-transit time for our merchandise and higher safety stock levels in our distribution centers and store locations. Our domestic suppliers also source internationally many of the products they sell to us.

Although we have very few long-term purchase commitments with our suppliers, we strive to maintain continuity with them. All purchases are executed centrally through our store support center, allowing store location managers and team members to focus on customer service and enabling us to negotiate volume discounts, control product mix and ensure quality. As of January 28, 2023, our top supplier represented 5% of our total annual purchase volume and the top 10 suppliers represented 22% of our total annual purchase volume. As of January 28, 2023, we were utilizing approximately 700 merchandise suppliers, with the top 125 representing 77% of our total annual purchase volume.

Logistics

We operate distribution centers in Hudson, Ohio, Visalia, California and Opelika, Alabama, all of which ship merchandise to our store locations on a weekly basis. The distribution centers also ship select products ordered by customers through joann.com directly to their homes. As of January 28, 2023, 91% of the products in our store locations were shipped through our distribution center network, with the remaining 9% of our purchases shipped directly from our suppliers to our store locations. As of January 28, 2023, 35% of outbound volume was supplied from the Hudson distribution center, 27% from the Visalia distribution center and 33% from the Opelika distribution center. During fiscal 2023, we began operations at our omni-channel fulfillment center located in West Jefferson, Ohio, which primarily provides e-commerce fulfillment directly to our customers.

We transport product from our distribution centers to our store locations utilizing contract carriers. Merchandise is shipped directly from our distribution centers to our store locations using dedicated core carriers for 92% of our store locations. For the remainder of our store locations, we transport product using less than truckload carriers or through a regional “hub” where product is cross-docked for local delivery. We do not own or lease either the regional hub or the local delivery vehicles.

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

We have geographic coverage for our store locations across the United States that we believe provides sufficient scale to efficiently leverage our e-commerce business, national marketing programs and logistics networks. The following table shows the number of store locations by state on January 28, 2023:

	Total		Total
Alabama	7	Nebraska	4
Alaska	5	Nevada	5
Arizona	18	New Hampshire	8
Arkansas	6	New Jersey	11
California	81	New Mexico	5
Colorado	15	New York	34
Connecticut	10	North Carolina	16
Delaware	2	North Dakota	4
Florida	49	Ohio	48
Georgia	20	Oklahoma	6
Idaho	8	Oregon	23
Illinois	36	Pennsylvania	43
Indiana	27	Rhode Island	1
Iowa	12	South Carolina	9
Kansas	8	South Dakota	3
Kentucky	11	Tennessee	14
Louisiana	7	Texas	43
Maine	5	Utah	14
Maryland	17	Vermont	3
Massachusetts	21	Virginia	21
Michigan	42	Washington	30
Minnesota	23	West Virginia	3
Mississippi	6	Wisconsin	24
Missouri	15	Wyoming	3
Montana	7	Total	833

The following table reflects the number of store locations opened, relocated and closed during each of the past five fiscal years:

Fiscal Year	New	Closed	In Operation at Period End	Expanded or Relocated	Total Square Footage at Period End (in thousands)
2019	7	(3)	869	10	18,956
2020	—	(2)	867	10	18,963
2021	—	(12)	855	6	18,789
2022	—	(7)	848	5	18,692
2023	1	(16)	833	27	18,720

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

Blue Ocean Initiatives

In addition to the advancements we have made in our store location refresh program and omni-channel platform, we are moving forward with a number of blue ocean initiatives expected to provide long-term profitable revenue growth. For example, Ditto is a joint venture with SVP Worldwide, that we expect will revolutionize the way consumers create, design and complete all of their sewing and crafting pattern projects. In addition, we have forged a strategic partnership with JDM Growth Group, a premier wholesale & e-commerce consulting firm, to develop new avenues for us in the business-to-business wholesale channel ranging from single-sellers all the way to multi-chain retailers. We believe these strategic initiatives will continue to help us differentiate ourselves in the Creative Products market as a leader in innovation and customer service.

Competitive Landscape

We are the nation’s category leader in Sewing and have one of the largest assortments of arts and crafts products, serving customers in their pursuit of apparel and craft sewing, crafting, home decorating and other creative endeavors. We compete with select mass merchants, including Walmart, Inc. and Target Corporation, which dedicate a portion of their selling space to selling Creative Products items. We also compete with specialty retailers in the Creative Products industry, such as The Michaels Companies, Inc. and Hobby Lobby Stores, Inc., as well as smaller regional and local operators.

In addition to e-commerce options offered by the retailers mentioned above, we compete with companies that sell fabrics and crafts only over the internet, such as Amazon.com. We estimate pure e-commerce players represent approximately 10% of the Creative Products industry. We believe that we are the only specialty provider of Creative Products that can serve customers holistically with an expansive assortment, service-oriented experience and integrated omni-channel capabilities.

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

Our store locations are equipped with broadband communication that is made available to customers so that our mobile e-commerce assets are able to augment our in-store customer service. The broadband service is also used within the store location to enhance the checkout experience and internal store location communications.

Our financial, merchandise and retail systems leverage enterprise software, complemented by other technology solutions for specific business processes where those other solutions are a better fit for our requirements. Those solutions include our portfolio of software for merchandise planning and replenishment as well as our human resource systems.

Human Capital and Team Members

We value and support our people through, among other initiatives, our diversity, equity and inclusion, talent acquisition and management, team member engagement and occupational health and safety initiatives, as well as our employment practices and total rewards programs.

Team Members

As of January 28, 2023, we had approximately 20,000 full- and part-time team members, of whom approximately 18,100 worked in our store locations. The number of part-time team members is substantially higher during our peak selling season of September through December to support higher merchandising and customer service requirements. Many of our team members are Creative Products enthusiasts and relate to our customers’ passions. Our ability to offer flexible scheduling is also important in attracting and retaining team members, since approximately 75% of our team members work part-time.

Labor Relations

We have one union representing a portion of the team members at JOANN. The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “Union”) currently represents team members who work in our Hudson, Ohio distribution center. As of January 28, 2023, approximately 1% of our team members were unionized. Our current contract with the Union expires on May 5, 2023, and relations with the Union are good. We have no other unionized team members.

Code of Business Conduct and Ethics

We have processes in place for compliance with the Code of Business Conduct and Ethics (“Code of Conduct”) for our team members, requiring team members to disclose actual or potential conflicts of interest, report actual or potential violations of the law, rules, regulations, ethics and the Code of Conduct and acknowledge their obligation to comply with the Code of Conduct. Ethics are deeply embedded in our values, business processes and culture. Respect and Responsibility is a core Company value and is the anchor for our Code of Conduct. We regularly reinforce our commitment to ethics and integrity in team member communications, in our everyday actions and through our processes. We also maintain a “Get Help Hotline” and email through which individuals can anonymously raise concerns or ask questions about business behavior.

Diversity and Inclusion

JOANN has always stood for inclusivity, and we believe there is no room for discrimination of any kind in our Company or in our society. We are incredibly proud of the beautiful and diverse communities we serve, inspire and work beside. It is our responsibility to support those who are underrepresented in our industry, and to provide visibility for these groups. We aim to build a future together that focuses on treating all humans with the dignity and respect they deserve. For our team members, we have established an internal Diversity & Inclusion Council ("Council"), comprised of team members across the organization. The Council works collaboratively on ways to effect further change at JOANN, discuss current events and exchange open and honest dialogue about how diversity and inclusion can be enhanced at the Company. Through educational programs, cultural calendars, developmental workshops and learning tools, we are creating an environment where all team members can be their authentic selves and contribute at their highest level. During fiscal 2023, our team hosted a monthly education series open to all team members, featuring both internal and external speakers across a broad range of topics. We also traveled across the nation for a Diversity & Inclusion Roadshow to ensure all field team members are aligned to JOANN’s mission of inclusivity. Additionally, during fiscal 2023, Newsweek named JOANN one of America's Greatest Workplaces for Diversity as well as one of America's Greatest Workplaces for Women.

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

Trade Names

We do business under trade names for “Jo-Ann,” “JOANN,” “joann.com,” “Jo-Ann Fabrics,” “Jo-Ann Fabric and Craft Stores,” “Jo-Ann Fabrics and Crafts,” “Jo-Ann Fabrics & Crafts” and “Creativebug,” as well as under numerous trade names relating to our private label products and marketing programs. We believe that our trade names provide significant value to our business.

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

•
consumer product safety, product liability, truth-in-advertising and consumer protection laws;
•
labor and employment laws, including wage and hour laws;
•
tax laws, including those relating to the collection of state sales tax on e-commerce sales;
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

Information about our Executive Officers

The following table sets forth information about our executive officers, including their ages as of April 4, 2023. There are no family relationships among any of our executive officers.

Name	Age	Position
Wade Miquelon	58	President, Chief Executive Officer and Chairman of the Board of Directors
Scott Sekella	46	Senior Vice President, Chief Financial Officer
Christopher DiTullio	50	Executive Vice President, Chief Customer Officer
Janet Duliga	56	Executive Vice President, Chief Administrative Officer
Robert Will	45	Executive Vice President, Chief Merchandising Officer
Ann Aber	45	Senior Vice President, Chief Legal Officer & Secretary
Mario Sampson	35	Senior Vice President, Supply Chain
Joseph Thibault	55	Senior Vice President, Store Operations
Lisa Wittman-Smith	57	Senior Vice President, Inventory Management and Business Insights

Wade Miquelon was appointed as our President, Chief Executive Officer and a member of the board of directors in February 2019 and as Chairman of the Board of Directors in March 2021. Prior to that, Mr. Miquelon served as our Executive Vice President, Chief Financial Officer beginning April 2016 and as our interim President and Chief Executive Officer from October 2018 to February 2019. Previously, Mr. Miquelon served as Chief Financial Officer and Executive Vice President of Walgreens Boots Alliance, Inc., or The Walgreen Company, an integrated healthcare, pharmacy and retail company, beginning in 2009, and later took on the additional responsibility as President, International, beginning in 2012. Prior to his tenure at The Walgreen Company, Mr. Miquelon served as Executive Vice President, Chief Financial Officer of Tyson Foods, Inc. Prior to that, Mr. Miquelon spent 15 years as an executive at The Procter and Gamble Company and was based in Europe, Asia and the United States. In 2018, without admitting or denying any of the allegations, Mr. Miquelon consented to the issuance of an SEC order relating to his tenure at The Walgreen Company providing that he cease and desist from committing or causing any violation or future violations of Section 17(a)(2) of the Securities Act and pay a civil monetary penalty of $160,000. The suit was brought against The Walgreen Company and certain of its executives, including Mr. Miquelon. The order related to actions taken prior to 2015 and did not bar Mr. Miquelon from serving as an officer or director of a public company. Mr. Miquelon currently is a board member and serves on the compensation committee of Acadia Healthcare Company, Inc. and serves as the treasurer and trustee of National 4-H Council. He previously served on the boards of Alliance Boots, Lyric Opera and Chicago Shedd Aquarium.

Scott Sekella was appointed as our Senior Vice President, Chief Financial Officer in September 2022. His responsibilities cover all aspects of the Company's finance, accounting, real estate and indirect procurement functions. Prior to joining the Company, Mr. Sekella served as Vice President, Corporate FP&A at Under Armour, Inc., a branded athletic performance apparel, footwear and accessories company, from 2019 to 2022, and prior to that, was Interim Corporate Controller in 2019, and Senior Director, FP&A from 2016 to 2019. Prior to that, Mr. Sekella was Vice President, Global Controller of Crocs, Inc. from 2014 to 2016. Prior to that, he spent 14 years in roles of increasing responsibility in the financial organizations of Henkel of America, Pfizer, and Ford Motor Company.

Christopher DiTullio was appointed as our Executive Vice President, Chief Customer Officer in February 2022 after serving as our Senior Vice President, Chief Customer Officer since October 2019. His responsibilities cover all aspects in which our customer interacts with our brand, including field leadership and all aspects of store location operations, development and in-store experience; inventory management; omni-channel operations and customer care; marketing and brand organizations, inclusive of creative, digital marketing, digital experience, customer relationship management and customer insights and analytics. Mr. DiTullio joined the Company in 2005 and since that time has held various leadership roles in inventory management, marketing, e-commerce and omni-channel. Prior to joining the Company, Mr. DiTullio held roles in operations and inventory management with JC Penney, Homeplace, Inc. and Cole Vision. Additionally, Mr. DiTullio recently completed a six-year term on the board of Association for Creative Industries (the craft and hobby industry association, formerly Craft & Hobby Association). Mr. DiTullio currently serves on the board of Friends of Breakthrough Schools.

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

Robert Will was appointed as our Executive Vice President, Chief Merchandising Officer in February 2022 after serving as our Senior Vice President, Chief Merchandising Officer since October 2019. In this role, Mr. Will is responsible for leading product merchandising strategy, execution and profitability across both the brick and mortar and e-commerce channels. He leads our product development and direct sourcing efforts including responsibility for our office in Shanghai, China. Mr. Will also holds the role of executive sponsor of our e-commerce business. Mr. Will joined the Company in September 2016 and spent his first two years as Senior Vice President, General Merchandise Manager of the craft category. Prior to joining the Company, he spent six years at The Sports Authority with roles including Vice President, Divisional Merchandise Manager of Team and Winter Sports and Senior Vice President, General Merchandise Manager of their omni-channel hardgoods business. Prior to that, Mr. Will held a variety of merchandising and planning roles of increasing responsibility in apparel, footwear and hardgoods at Macy’s, Inc. and Dick’s Sporting Goods.

Ann Aber was appointed as our Senior Vice President, Chief Legal Officer & Secretary in March 2021 and previously served as our Vice President, General Counsel & Secretary since April 2019. Her responsibilities include legal, corporate governance, environmental, social and governance (“ESG”), risk management and classification and compliance. Prior to joining the Company, Ms. Aber served as Vice President & General Counsel at More Than Gourmet, a specialty food manufacturer, from September 2017 to April 2019. Prior to that, Ms. Aber acted as Counsel at Eaton Corporation plc from 2012 to 2017. Previously, Ms. Aber was an Associate in the Private Equity practice at Jones Day from 2008 to 2012. Ms. Aber currently serves on the board of directors of the Greater Cleveland Sports Commission, the Board of Visitors for Cleveland State University College of Law as well as the National Advisory Council for On Our Sleeves.

Mario Sampson was appointed as our Senior Vice President, Supply Chain in June 2022. In this role, he is responsible for all aspects of the Company’s supply chain and logistics. Prior to joining the Company, Mr. Sampson served as Senior Vice President, Supply Chain at Ollie’s Bargain Outlet, a retail merchandise company, from December 2021 to May 2022. Prior to that, Mr. Sampson spent six years at Unique Industries, a party supplies manufacturer and distributor, serving as Vice President of Operations from 2016 to 2019 and Senior Vice President of Operations from 2019 to 2021. Previously, he held supply chain-related roles with increasing responsibility at Macy’s, Inc., Amazon.com, Inc. and Target Corporation.

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

Lisa Wittman-Smith was appointed as our Senior Vice President, Inventory Management and Business Insights in November 2021. In this role, she manages all aspects of Company inventory, leads analytics for merchandise and promotions and drives optimization efforts within store location assortments and supply chain. Prior to joining the Company, Ms. Wittman-Smith served as the Vice President, Business Insights at Visionworks of America, a leading provider of eye care services, from June 2019 to November 2021. Prior to that, she spent over 20 years at Luxottica Group SpA, a premium eyewear retailer, holding the title of Vice President, Marketing from November 2017 to May 2019 and Senior Vice President, Merchandise Planning and Allocation from May 2016 to October 2017.

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

Risks Related to Our Business

General economic factors, including the adverse impacts of inflation, may materially and adversely affect our business, financial condition and results of operations.

General economic conditions may adversely affect our business, financial performance and results of operation. Consumer demand for the products that we sell, as well as our overall cost structure, could be adversely affected by inflation, higher interest rates, higher fuel and other energy costs, deflation, recession, competitive labor markets, lack of available consumer credit, higher consumer debt levels, lack of consumer discretionary spending, lack of consumer confidence in future economic conditions, changes in tax laws, overall economic slowdown and/or other economic factors. Our sales generally represent discretionary spending by our customers, and thus, we may be more susceptible to factors negatively affecting consumer demand than others selling less discretionary products. Lower consumer demand for our products would cause our revenues, and possibly our profitability, to decline, while a prolonged economic downtown could have a material and adverse effect on our business, financial condition and results of operations.

In the last year, the costs of products, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the distribution and sale of our products have rapidly increased. Prolonged periods of inflation may have a negative impact on our profit margins and results of operations. In addition, product cost inflation may negatively impact consumer discretionary spending decisions, which could adversely impact our sales.

Increased freight costs on imported products could continue to adversely affect our business, financial condition and results of operations.

Ocean freight costs currently represent a significant portion of the cost of our imported products. Ocean freight rates on our imported products are affected by a myriad of factors, including disruptions to the global economy, including disruptions caused by public health epidemics or pandemics, petroleum prices, congestion at U.S. ports and ocean freight carrier capacity. We experienced significant increases in ocean freight charges beginning in fiscal 2022, and recognized $91.2 million of excess import freight costs in fiscal 2023 as a component of cost of sales within the accompanying Consolidated Statements of Comprehensive Income (Loss) included elsewhere in this Annual Report on Form 10-K. While ocean freight charges as of the end of fiscal 2023 were below highs experienced earlier in the fiscal year, we may experience significant increases in ocean freight charges in the future. Although we may be able to partially offset these increases through strategic purchasing, efficiency gains and pursuing various supply chain alternatives, such increases have adversely affected, and could continue to adversely affect our business, financial condition and results of operations.

Evolving U.S. trade regulations and policies, including with China and other Asian countries, have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations.

Our products are sourced from a wide variety of suppliers, including from suppliers overseas, particularly in China and other Asian countries. In addition, some of the products that we purchase from vendors in the United States depend, in whole or in part, on suppliers located outside the United States. Restrictions or tariffs imposed on products that we or our suppliers import for sale in the United States have in the past, and may in the future, adversely and directly impact our cost of sales. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the United States and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the United States will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. For example, in 2018 and 2019, the United States imposed significant tariffs on various products imported from China, including certain products we source from China. These tariffs are currently being reviewed by the Office of the United States Trade Representative as part of the standard four-year review process. The United States has also stated that further tariffs may be imposed on additional products imported from China if a trade agreement is not reached. On January 15, 2020, a “phase one” trade deal was signed between the United States and China and was accompanied by a decision from the United States to cancel a plan to increase tariffs on an additional list of products from China. However, given the limited scope of the phase one agreement, concerns over the stability of bilateral trade relations remain. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs. If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices, which could materially and adversely affect our results.

Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations.

Our inability to respond effectively to competitive pressures, changes in the retail markets and customer expectations could result in lost market share, which could have a material and adverse effect on our business, financial condition and results of operations. Competition is intense in the Creative Products industry. We compete with various providers in this industry for customer attention, shopping visits, exclusive vendor relationships, leadership talent, and in some cases, front line team members and store locations. In order to retain and grow our market share, we must remain competitive in the areas of product assortment, price, convenience and customer service. In addition, the retail industry in general is subject to rapid technological change, which may increase the amount of capital we spend in the future as we work to sustain and grow our technological infrastructure and digital commerce capabilities in order to remain competitive. Moreover, we ultimately compete against alternative sources of entertainment and leisure activities for our customers that are unrelated to the Creative Products industry.

We compete with select mass merchants, including Walmart Inc. and Target Corporation, which dedicate a portion of their selling space to selling Creative Products items. We also compete with specialty retailers in the Creative Products industry, such as The Michaels Companies, Inc. and Hobby Lobby Stores, Inc., as well as smaller regional and local operators. In addition to e-commerce options offered by the retailers mentioned above, we compete with companies that sell fabrics and crafts only over the internet, such as Amazon.com. Some of our competitors may be larger, more experienced and offer additional products that we cannot offer economically. For example, some of our competitors may offer more options for free and/or expedited shipping for e-commerce sales than we offer. Some competitors have greater financial resources and technology capabilities, better access to merchandise, better access to capital markets and debt financing and greater market penetration than we do.

The performance of our competitors as well as changes in their pricing and promotional policies, marketing activities, new store location openings, merchandising and operational strategies could impact our sales and profitability. Additionally, as our competitors continue to offer online ordering, ship-to-home and pickup in-store fulfillment, there is a risk that we could lose market share, which could have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to maintain or negotiate favorable lease terms, which may materially and adversely affect our business, financial condition and results of operations.

We lease substantially all of our store locations. If lower cost commercial strip shopping center locations are unavailable, whether due to large scale redevelopment of shopping centers or otherwise, we may experience difficulties entering into new leases on favorable terms. In addition, we lease substantially all of our store locations generally for extended terms with a typical initial term of 10 years, and we had an average remaining term of obligation of 3.9 years as of January 28, 2023. The majority of our leases contain provisions for base rent and a small number of our leases contain provisions for base rent plus percentage rent based on sales in excess of an agreed-upon minimum annual sales level. Although we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so, which could prevent us from closing or relocating certain underperforming store locations. If we decide to close any of our store locations prior to the expiration date of such lease, we generally are required to continue paying rent and operating expenses for the balance of the lease term, or pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated store locations, we may remain liable for the lease obligations if the assignee or sub-lessee does not perform. Accordingly, we are subject to the risks associated with leasing store locations, which can have a material and adverse effect on us.

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

Our success depends in part upon our ability to attract, develop, motivate and retain large numbers of qualified store support center, distribution center and store location support personnel who understand and appreciate our culture and are able to adequately represent our brand. The majority of our team members are in entry-level and part-time positions in our store locations with historically high rates of turnover. In order to successfully operate our physical network, we are reliant on the ability to recruit, develop, motivate and retain significant numbers of store location managers and team members who are capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our brand, knowledge of our merchandise and the creative projects they support. Our operations and prospects could be adversely affected if we cannot attract and retain qualified management and team members.

Our ability to meet our labor needs while controlling our costs is subject to external factors such as competition for workers, labor shortages, labor market pressures, unemployment levels, prevailing wage rates, rising health care and other insurance costs, uncertainty about federal health care policies, minimum wage legislation, unionization of our workers, changes in employment legislation and regulations and changing demographics. As of January 28, 2023, approximately 1% of our team members were unionized, all of which work at our Hudson, Ohio distribution center. Our team members’ participation in labor unions could put us at increased risk of labor strikes and disruptions of our operations. In addition, changes in minimum wage laws and other employment laws can have a significant impact on our costs and customer experience if we fail to increase our wages competitively. In particular, in recent years, there have been significant increases in minimum wages in many jurisdictions, with more increases anticipated in future years. As of January 28, 2023, we employed approximately 20,000 team members, approximately 75% of whom are part-time. All of our team members are paid at or above applicable minimum wages. Additionally, many of our salaried team members are paid at rates that could be impacted by changes to minimum pay levels for exempt roles. Any increases at the federal, state or municipal level to the minimum pay rate required to remain exempt from overtime pay may adversely affect our business, financial condition and results of operations. Furthermore, market competition may create further pressure for us to increase the wages paid to our team members or the benefits packages that they receive. If we experience market-driven increases in wage rates or benefits or if we fail to increase our wages or benefits packages competitively, our ability to attract and retain team members could suffer. Consistently low unemployment rates may increase the likelihood or impact of such market pressures. Any failure to meet our staffing needs, any material increases in team member turnover rates or any increases in overall labor and health care costs could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, our store locations are generally located in strip and “big box” shopping centers, providing us with additional traffic beyond marketing efforts. Shopping center traffic may be adversely affected by, among other things, economic downturns, rising fuel costs, gasoline shortages, the closing of anchor store locations, shopping center occupancy rates and mix, new shopping centers and other retail developments, perceived safety of particular shopping centers or changes in customer shopping preferences. A decline in the popularity of visiting shopping centers among our target customers could have a material and adverse effect on customer traffic and our business in general. A reduction in traffic to shopping centers, including the growth of online purchasing, may lead to a decrease in our net sales and results of operations, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Similarly, disruptions in our distribution network could negatively affect our ability to meet customer demand both in our store locations and through our e-commerce business. We operate distribution centers to support our business. The majority of our inventory is shipped directly from suppliers to our distribution centers where the inventory is then processed, sorted, picked and shipped to our store locations. We rely in large part on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of our distribution network. If any facility is severely damaged or experiences disruptions in operations due to natural disasters or other catastrophic events, labor disagreements, information system issues, shipping problems or any other reasons, our other distribution centers would likely not be able to support the resulting additional distribution demands. In addition, we utilize a variety of fulfillment sources to deliver our e-commerce orders. We rely heavily on the orderly operations of each fulfillment source to receive and manage our inventory, process online orders and deliver directly to customers on a timely basis. Any disruptions in operations whether due to natural disasters, public health epidemics or pandemics, including the COVID-19 pandemic, catastrophic events, receiving issues, shipping problems, transitioning between fulfillment sources, other operational problems or inefficiencies or any other reasons could have a direct material and adverse effect on our business, financial condition and results of operations, in addition to potentially creating a customer perception issue that could independently have a material and adverse effect on our business, financial condition and results of operations.

We also rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors, from our distribution centers to our store locations, for direct shipments from vendors to store locations and to fulfill our customers’ online orders. Any disruptions to the transportation system or increases in transportation costs, for example, due to labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, strikes or slow-downs by port or transportation company employees, fuel shortages or transportation cost increases (such as increases in ocean shipping, trucking, or consumer package delivery rates, fuel costs or port fees) could have a material and adverse effect on our business, financial condition and results of operations. Our results of operations may also be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, adequate transportation resources to meet our needs.

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

The seasonality of our sales may materially and adversely affect our operating results.

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
•
increased competition; and
•
our third-party service providers’ ability to protect customer data required to transact business on our digital platforms.

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

We are heavily dependent on foreign suppliers, particularly manufacturers located in China and other Asian countries. For example, during fiscal 2023, we purchased 44% of our products directly from manufacturers located in foreign countries and we anticipate that this percentage will increase in coming years. In addition, many of our domestic suppliers purchase most of their products from foreign suppliers. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of a natural disaster, public health epidemic or pandemic, such as the COVID-19 pandemic), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims. In addition, as part of our global sourcing strategy, we have undertaken efforts to diversify the countries from which we source products, which exposes us to increased risks associated with sourcing products from countries where we have limited or no prior operating experience, such as risks associated with complying with unfamiliar laws and regulations (including uncertainty regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights), ensuring that our suppliers comply with fair labor practices and human rights laws, ensuring that we comply with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, adapting to local cultures, standards and practices and overcoming limited personnel and lack of resources in foreign countries. Any of these risks could cause us to materially alter our business practices related to sourcing and/or impact our profitability resulting in a material and adverse effect on our business, financial condition and results of operations.

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

Additionally, reductions in the value of the U.S. dollar or revaluation of the Chinese currency or other foreign currencies, could ultimately increase the prices that we pay for our products. Further, all of our products manufactured overseas and imported into the United States are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products. If duties were to be significantly increased, it could have a material and adverse effect on our business, financial condition and results of operations.

We may not be able to achieve the expected benefits from the implementation of marketing initiatives, which may result in a material and adverse effect on our business, financial condition and results of operations.

We may not be able to successfully execute our marketing initiatives, such as changes in the appearance, content and distribution of our advertising, our continued focus on digital marketing (including social media, mobile applications and web tactics, such as display marketing, brand partnerships and digital video), new vendor programs and improved merchandising processes, and may fail to realize the intended benefits and growth prospects associated with these initiatives. For example, we may be unable to leverage and grow our digital customer database and social media marketing due to lack of engagement or technology challenges. In addition, if we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

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

We are in the process of implementing a store location refresh initiative focused on improving the profitability of our existing store locations by renovating those store locations and enhancing the product offerings within those store locations. This initiative has required, and will continue to require, significant incremental capital expenditures, and the capital required to implement the initiative across our remaining store locations may be more than we expect. Additionally, the success of our store location refresh initiative depends on the availability of enhanced store locations, our ability to grow market share relative to our direct competitors in the same area as our refreshed store locations, cost of materials or labor required to execute our refresh projects and ongoing economic viability of the areas where our refreshed store locations operate.

We are also investing in a number of initiatives that are expected to provide profitable revenue growth opportunities beyond our core store location refresh and omni-channel initiatives. An example of this is our recently announced partnership with SVP Global on the recently launched Ditto product line and related digital subscriptions. As these are emerging ventures, we may not achieve anticipated benefits in the time frame that we expect, or at all, which could adversely affect our business, financial condition and results of operations. Such initiatives may also disrupt the operation of our current activities and divert management’s attention from other business matters.

We have also implemented a number of cost savings initiatives, such as our Focus, Simplify and Grow initiative, which include investing in product sourcing initiatives, talent for our indirect spend procurement function and supply chain initiatives to support our e-commerce growth. There can be no assurance that our store location refresh initiative, our cost savings initiatives or any future strategic initiatives will be successful, will result in the expected benefits or will be achieved on the anticipated timeframe, or at all. If we are unable to successfully implement our strategic initiatives on favorable terms, or at all, or if our initiatives are unsuccessful, our business, financial condition and results of operations could be materially and adversely affected.

Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have a material and adverse effect on our business, financial condition and results of operations.

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

Failure to comply with various regulations may materially and adversely affect our business, financial condition and results of operations.

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

Additionally, many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially and adversely affect our business, reputation, results of operations, financial condition and stock price.

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends, and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could materially and adversely affect our business, financial condition and results of operations.

The success of our marketing and e-commerce initiatives is dependent on our ability to collect, maintain, process and use data obtained through our interactions with customers online. Our use of this information is subject to evolving federal, state and foreign laws and enforcement trends. Failure to comply with existing and future laws and other legal obligations relating to privacy, data protection and customer protection, including those relating to the use of data for marketing purposes, may impede our ability to effectively engage customers via personalized marketing tactics, increase our potential monetary liability, damage our reputation and adversely affect our business and operating results. We are impacted, in particular, by the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020 and is intended to enhance privacy rights and consumer protection for residents of California, as well as the Colorado Privacy Act and the Virginia Consumer Data Protection Act. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which amends and expands the CCPA with additional data privacy compliance requirements that may adversely impact our business, and establishes a regulatory agency dedicated to enforcing these requirements. In the event that we are unable to timely comply with the new compliance demands, or new compliance regimes as a result of expanding our business, significant fines or penalties could result and could adversely affect our reputation and have a material and adverse effect on our business, financial condition and results of operations.

As we are subject to U.S. federal, state, and local income taxation, and, to a much lesser extent, Chinese taxation, any adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law resulting from the recent congressional elections in the United States.

We are subject to income taxation at the federal level and by most states and certain municipalities because of the scope of our retail operations and our corporate and financing structure. In addition, income earned by our foreign sourcing office in Shanghai is subject to Chinese taxation. In determining our income tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing corporate and financing structure has been implemented in a manner we believe is in compliance with current laws, one or more U.S. states or foreign jurisdictions could also seek to impose incremental or new taxes on us. In addition, as a result of the recent congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. No specific tax legislation or regulations have yet been proposed and the likelihood and nature of any such legislation or regulations is uncertain. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Our Reliance on Third Parties

A disruption in relationships with third parties could adversely affect our reputation, sales and results of operations.

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

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. As of January 28, 2023, we were utilizing approximately 700 merchandise suppliers. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our store locations. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws.

Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, YouTube, Pinterest, Twitter and TikTok accounts. We also engage in sponsorship initiatives and maintain relationships with key crafting and sewing influencers who help promote our brand, projects and product offerings. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging social media platforms. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in the use of social media influencers for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our influencers post, and if we are held responsible for any false, misleading or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us has in the past and may in the future also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers, including Gen Z customers, often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Risks Related to Our Capital Structure, Indebtedness and Capital Requirements

We may face risks related to our indebtedness, which included $990.6 million of outstanding debt as of January 28, 2023.

Our indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the debt instruments. We had $990.6 million in debt outstanding and had $87.2 million available for borrowing under our ABL Facility as of January 28, 2023.

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

In addition, our variable rate indebtedness may use London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate applicable to the indebtedness. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and according to the Financial Conduct Authority, the ICE Benchmark Administration Limited will permanently cease to publish overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings on June 30, 2023. It is unknown whether the Secured Overnight Financing Rate, or SOFR, or any potential alternative reference rate will attain market acceptance as replacements for LIBOR and, as such, the potential effect on our results from operations is unknown. To the extent these alternative interest rates increase, our interest expense and borrowing costs will increase. Increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations and borrowing capacity under our Credit Facilities will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges. Accordingly, we may need to engage in equity or debt financings in addition to our Credit Facilities to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Our success depends in large part on our brand image and our ability to build and maintain brand loyalty. Our company’s name, logo, domain name and our proprietary brands and our registered and unregistered trademarks and trade names are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of trademarks, trade names, trade dress, patent, copyright and unfair competition laws to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and trade names and other proprietary rights by others, including imitation and misappropriation of our brand. We cannot assure you that obstacles related to securing additional intellectual property rights will not arise as we expand our products and geographic scope. The unauthorized use or misappropriation of our intellectual property could damage our brand identity and the goodwill we have created for our company, which could cause our sales to decline. We cannot guarantee that the operation of our business does not, and will not in the future, infringe or violate the rights of third parties. Litigation may be necessary to protect or enforce our intellectual property rights or to defend against third party claims. Any such litigation, regardless of merit, is inherently uncertain and could be time-consuming and result in substantial costs and diversion of our resources, causing a material and adverse effect on our business, financial condition and results of operations. If we cannot protect our intellectual property rights, our brand identity and the goodwill we created for our company may diminish, causing our sales to decline. If we are found to infringe or violate the rights of a third party, we may be forced to stop offering, or to redesign, certain products or services, to pay damages or royalties or to enter into licensing agreements, which may not be available on commercially reasonable terms or at all.

Most of our intellectual property has not been registered outside of the United States, and we cannot always prohibit other companies from using our unregistered trademarks and trade names in foreign countries. Use of our trademarks and trade names in foreign countries by others could materially and adversely affect our identity in the United States and cause our sales to decline.

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

Intentional or accidental disruptions to our information systems or those of third-party software applications that support our business, including our mobile application and primary e-commerce website, or our failure to adequately support, maintain, secure and upgrade these systems could materially and adversely affect our business, financial condition and results of operations.

We depend on a variety of information systems for the efficient functioning of our business and rely on continued and unimpeded access to the internet, and we have in the past experienced disruptions of these information systems, resulting in disruptions to our business, including the ability for customers to transact on our website and in our store locations. We are heavily dependent upon our mobile application as a means of generating online and in-store sales, along with growing customer engagement and perception of our brand. Our mobile application is hosted by a third party and supported by another outside development firm. In addition, joann.com, our website platform, is operated using a software-as-a-service, or SaaS, model provided to us by an independent third party. We also rely on our order management system, which is provided by a third party, to route all of our e-commerce orders for proper fulfillment. Any failures or interruption of our mobile application, website or order management system, or incidents or failures experienced by our third-party service providers, could harm our ability to serve our customers through these channels, which could adversely affect our business and operating results.

In addition, we rely on our information systems to effectively process transactions, manage inventory and purchase, sell and ship goods on a timely basis. We also rely on measures designed into these systems to manage and maintain the privacy of customer, vendor and other third-party data, summarize and analyze results and maintain cost-efficient operations. Intentional or accidental disruptions to our information systems or our failure to adequately support, maintain and upgrade these systems could harm sales and have a material and adverse impact on us. To the extent we have implemented and continue to implement SaaS solutions and run applications on infrastructure hosted by third parties in the future, we will be subject to increased reliance on external partners and unique risks related to change management and loss of data.

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

We are subject to payment-related risks that may materially and adversely affect our business, financial condition and results of operations.

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

The market price of our common stock may be volatile and fluctuate substantially due to factors, including, without limitation:

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
•
events beyond our control, such as war, terrorist attacks, transportation and fuel prices, natural disasters, severe weather and public health epidemics or pandemics, such as the COVID-19 pandemic;
•
speculative trading in, and short sales of, our stock as well as trading phenomena such as the “short squeeze”; and
•
the other factors listed in this “Risk Factors” section.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above their purchase price. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of our common stock, regardless of our operating performance. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.

Because LGP owns a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

We are controlled by LGP, which owns, through its affiliates, 67.8% of our common stock as of January 28, 2023. Accordingly, LGP currently controls the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. Pursuant to the amended and restated shareholders agreement by and among LGP, certain of our directors and executive officers, certain other existing shareholders and the Company (the “Shareholders Agreement”), LGP is entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors. So long as LGP owns, in the aggregate, (i) at least 50% of the total outstanding shares of our common stock, LGP will be entitled to nominate five directors, (ii) less than 50%, but at least 40% of the total outstanding shares of our common stock, it will be entitled to nominate four directors, (iii) less than 40%, but at least 30% of the total outstanding shares of our common stock, it will be entitled to nominate three directors, (iv) less than 30%, but at least 20% of the total outstanding shares of our common stock, it will be entitled to nominate two directors, (v) less than 20%, but at least 10% of the total outstanding shares of our common stock, it will be entitled to nominate one director and (vi) less than 10% of the total outstanding shares of our common stock, it will not be entitled to nominate a director. The directors LGP elects have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to shareholders. Even if LGP were to own or control less than a majority of our total outstanding shares of common stock, it is able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In particular, holders of approximately 67.8% of our outstanding common stock have rights, subject to certain conditions, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Any sales of securities by these shareholders could have a material and adverse effect on the trading price of our common stock.

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

We paid dividends equal to $0.33 per share on our common stock to holders of our common stock during fiscal 2023. In December 2022, the Company announced that it paused its quarterly dividend. We have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and amount of any future dividends is subject to the discretion of our board of directors in determining whether dividends are in the best interest of our shareholders based on our financial performance and other factors and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. See “Dividends” in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Future dividends, if any, may also be affected by factors that our board of directors deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws or corporate laws, macroeconomic conditions and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, even if we pay dividends on our common stock in future periods, we may need to reduce or eliminate the payment of such dividends, and, as a result, any return on investment in our common stock may be solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

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

Our amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other team members to us or our shareholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or the proposed bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine has to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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

We may in the future identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that require remediation. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Impairment in the carrying value of goodwill or other intangibles could result in the incurrence of impairment charges and negatively impact our net worth.

As of January 28, 2023, we had goodwill of $162.0 million and intangible assets of $272.1 million. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of intangible assets represents the fair value of trade names, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization, if applicable. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA (earnings before interest, taxes, depreciation and amortization) multiples or changes in discount rates based on changes in cost of capital (interest rates, etc.). For example, during fiscal 2023, as a result of the quantitative impairment analysis performed, we recorded impairment charges on the JOANN trade name totaling $95.0 million. Any additional impairment to goodwill or other intangible assets in future periods could negatively impact our net worth.

Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics (such as the COVID-19 pandemic), unusual weather conditions, including as a result of climate change or otherwise, or cyberattacks, could adversely affect our operations and financial performance. Such events could result in physical damage to, or destruction or disruption of, one or more of our properties (including our corporate offices, distribution centers and store locations) or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, supply chain disruptions, data, utility and communications disruptions, fewer customers visiting our store locations, including due to quarantines or public health epidemics or pandemics, the inability of our customers to reach or have transportation to our store locations directly affected by such events and the inability to operate our e-commerce business. In addition, these events could cause a temporary reduction in consumer sales or the ability to sell our products or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

Furthermore, the long-term impacts of climate change, whether involving acute or chronic physical risks (such as extreme weather conditions, drought or rising sea levels) or transition risks (such as regulatory or technology changes) could be widespread and unpredictable. Certain impacts of physical risk may include temperature changes that increase the heating and cooling costs at store locations and distribution centers, extreme weather conditions that disrupt supplier and transportation networks and flooding and extreme storms that damage or destroy our buildings and inventory. Relative to transition risk, certain impacts may include changes in energy and commodity prices driven by climate-related weather events, prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence, stakeholder perception of our engagement in climate-related policies and new regulatory requirements resulting in higher compliance risk and operational costs. We bear the risk of losses incurred as a result of physical damage to, or destruction of, any store locations and distribution centers, extreme weather conditions that disrupt supplier and transportation networks, loss of inventory and business interruption caused by such events. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially and adversely affect our financial performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our store support center, one of our distribution centers and one store location are located in a 1.4 million square foot facility on 123 acres in Hudson, Ohio. Our building is sitting on 33 acres with an additional 90 acres of land surrounding the facility. We own both the facility and the real estate. The distribution center occupies 1.1 million square feet, while the remainder of the facility's square footage is used as our store support center and a store location. We lease two distribution centers and an omni-channel fulfillment center. We lease and operate a distribution center in Opelika, Alabama that is approximately 700,000 square feet situated on a 106-acre site. The initial term of the lease expires in June 2041 with renewal options for up to an additional 20 years. We lease and operate a distribution center in Visalia, California that is approximately 740,000 square feet occupying 90 acres. This distribution center consists of two facilities with separate leases. The first lease's initial term expires in October 2026 with renewal options for up to an additional 40 years. The second lease expires in May 2024 and has no renewal options. We lease and operate an omni-channel fulfillment center in West Jefferson, Ohio that is approximately 830,000 square feet located on a 62-acre site. The initial term of the lease expires in June 2028 with renewal options for up to an additional 18 years.

The majority of our remaining properties that we occupy are leased store location facilities, located primarily in high-traffic shopping centers. All leases are operating leases and generally have initial terms of 10 years with renewal options for up to 25 years. Certain leases contain escalation clauses and contingent rents based on a percent of net sales in excess of defined minimums. During fiscal 2023, we incurred $267.8 million in occupancy costs, including common area maintenance, taxes and insurance for store locations.

As of January 28, 2023, the current terms of our leases (including closed store locations with continuing lease obligations and store locations not yet open), assuming we exercise all lease renewal options, were as follows:

Fiscal Year Lease Terms Expire	Number of Store Location Leases
Month-to-month	9
2024	44
2025	41
2026	24
2027	19
2028	16
Thereafter	695
Total	848

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

Stockholders

As of January 28, 2023, there were six stockholders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

We paid cash dividends equal to $0.33 per share in fiscal 2023. In December 2022, the Company announced that it paused its quarterly dividend. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our shareholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, which in turn limits our ability to pay dividends on our common stock.

Stock Performance Graph

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company’s common stock, the Russel 2000 Index and the Dow Jones US Specialty Retailer Index. The graph assumes $100 invested on March 12, 2021 in the Company’s common stock and each of the indices.

	3/12/2021	5/1/2021	7/31/2021	10/30/2021	1/29/2022	4/30/2022	7/30/2022	10/29/2022	1/28/2023
JOANN Inc.	$100.00	$112.08	$127.07	$84.72	$84.03	$88.12	$77.28	$45.03	$32.47
Russell 2000 Index	$100.00	$96.33	$94.62	$97.64	$83.67	$79.23	$80.13	$78.50	$81.24
Dow Jones US Specialty Retailers	$100.00	$103.77	$105.49	$119.72	$88.70	$74.93	$77.23	$83.40	$89.98

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during the fiscal year ended January 28, 2023.

Item 6. [Reserved]

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to the last day of January. Accordingly, references herein to “fiscal 2021” relate to the 52 weeks ended January 30, 2021, references herein to “fiscal 2022” relate to the 52 weeks ended January 29, 2022 and references herein to “fiscal 2023” relate to the 52 weeks ended January 28, 2023.

JOANN Overview

JOANN is the nation’s category leader in Sewing with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for nearly 80 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. To best serve our customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer, that provides Creative Products to our customers whenever and however they want.

As the nation’s category leader in Sewing with approximately one-third market share, based on our internal research estimates of market share of the Creative Products industry that primarily consist of a survey of Creative Product consumers as of July 30, 2022, we believe we offer the broadest selection of products while being committed to providing the most inspiration, helpful service and education to our customers. While we are the clear market share leader in a growing Sewing industry, which represented 46% of our total net sales in fiscal 2023, we also have significant share opportunity in the growing arts and crafts industry as we allocate additional space to these categories in our store refresh, remodel and relocation projects. We are well-positioned in the marketplace and have multiple competitive advantages, including our broad assortment, established omni-channel platform, multi-faceted digital interface with customers and skilled and knowledgeable team members. We offer an extensive assortment, which at its seasonal peak, averages more than 80,000 SKUs in store locations and over 200,000 SKUs online, across Creative Product categories. Approximately 50% of our in-store net sales cannot be directly comparison-shopped because of our strong and growing own-brand portfolio, including our copyrighted or proprietary fabric patterns and designs and factory direct relationships. We have expanded access to this broad assortment through e-commerce and digital capabilities that complement our physical network, drive customer engagement and deliver an exceptional customer experience while supporting consistently strong gross margins. Through our omni-channel platform, we serve our customers in a differentiated manner by offering several convenient fulfillment options, including BOPIS, curbside pick-up and ship-to-home offerings. Our omni-channel platform operates at a large scale, having generated approximately $271 million, $299 million and $511 million in net sales in fiscal 2023, 2022 and 2021, respectively. Our data-driven digital capabilities further reinforce our relationship with our customers. Customers can interact with our brand whenever and however they want. Customers connect with us through our mobile-first website, joann.com, both domestically and internationally, as well as our widely-used mobile application with more than 15 million downloads. As of the end of fiscal 2023, we had approximately 81 million addressable customers in our vast database and approximately 20 million customers in our email database. These points of differentiation are reinforced by our knowledgeable, friendly and trusted team members, a significant number of whom are sewing and craft enthusiasts, who offer a service-oriented experience for our customers that we believe cannot be replicated by mass retailers or pure online players.

At JOANN, we continuously strive to improve the in-store and digital customer experience. We refine our assortment by conducting thorough reviews of focused categories at a product-level and store location layout-level in order to optimize sales and gross margin. We have an expansive data-driven digital footprint, which includes our extensive digital marketing assets, CRM system, social media platforms and e-commerce capabilities. We better understand our customers through our centralized database that brings together how each customer interacts in our physical and digital properties and provides a holistic view of their behavior. We are able to utilize this data to drive engagement with our brand, create loyalty and inspire, educate and ensure we are increasing our share of customer spend through timely and relevant marketing. By using data and digital contact channels, including email and SMS digital display, and leveraging our mobile application, we are able to contact customers with personalized content and provide the convenience to shop wherever and however they choose. We believe that these core initiatives and transformational investments have driven our performance and increased customer engagement over the last several years and strategically position us to create long-term value.

Factors Affecting Our Business

Overall economic trends. The overall economic environment and related changes in consumer behavior have a significant impact on our business. Spending by customers on our products and services is primarily discretionary, and as a result, generally positive economic conditions create increased discretionary household income that promotes higher levels of spending across our business. However, the creative activities we support tend to be lower cost than other leisure activities, which could protect us to a certain degree from economic downturns. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, availability of consumer credit, interest rates, tax rates, inflation and fuel and energy costs. Macroeconomic factors, notably inflation, can also affect our input and labor costs, as our financial results and ability to invest in the business are directly impacted by increases or decreases in the cost of goods and services required in our operations and initiatives. In addition to inflation, our input and labor costs are impacted by mandated costs such as minimum wages and trade policies, most significantly tariffs and duties on our products imported from foreign countries. The implementation of incremental U.S. tariffs on Chinese imports in particular has had an impact on our cost of sales, product demand and sourcing strategies.

Management of inventory and our supply chain. We offer an extensive assortment, which at its seasonal peak, averages more than 80,000 SKUs in store locations and over 200,000 SKUs through our e-commerce platforms, across Creative Product categories. The high number of SKUs required to support our business as well as the need to introduce new products and manage seasonality create complexity in our operations. We also sometimes experience long lead times for manufacture and delivery of our products, particularly those that we source directly from foreign suppliers, which further increases inventory carrying costs. The ability to effectively forecast product demand, maintain a high number of vendor relationships and order volume, replenish and allocate product and manage distribution and logistics are all critical to our success. Issues with any of these processes could result in lost sales or excess inventories which would have a negative impact on our results of operations.

Shipping and freight costs. A significant portion of our products are sourced from suppliers overseas. During fiscal 2023, we experienced higher than expected import and domestic freight costs largely due to inflationary pressures, transportation shortages, labor shortages and port congestion. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of these additional costs through strategic purchasing, efficiency gains and pursuing various supply chain alternatives. However, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

Size and loyalty of our customer database. Our ability to effectively market to our customers is a critical component of our business success. We tier our customers based on total sales volume and frequency of purchase. For fiscal 2023, 44% of our net sales were generated by Returning Customers.

Competition. The Creative Products industry includes specialty retailers and mass merchandisers that provide assortments in many of our categories, albeit typically with more limited breadth, local shops that tend to feature select categories (e.g., quilting and yarn shops) and pure e-commerce players. We compete with all of these providers for customer attention, shopping visits, exclusive vendor relationships, leadership talent and, in some cases, front line team members and store locations. Our ability to be effective across all of those points of competition has a significant effect on our results of operations.

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

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key accounting principles generally accepted in the United States of America (“GAAP”) measures include net sales, cost of sales, selling, general and administrative ("SG&A") expenses and operating profit. In addition, we also review other important non-GAAP metrics such as Adjusted EBITDA and other performance indicators such as total comparable sales.

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

Our calculations of gross profit may not be directly comparable to those of our competitors. Some retailers include all of the costs related to their distribution network in cost of sales, while we exclude the indirect portion from gross profit and include it within SG&A expenses. We include distribution costs that are directly associated with the acquisition of our merchandise and delivery to our store locations in cost of sales. These costs are primarily freight incurred when we receive merchandise shipments from the vendor to our distribution centers or directly to our store locations and also when we ship merchandise from our distribution centers to our store locations. Freight incurred to ship e-commerce orders to our customers is also included in our cost of sales. These freight costs as well as duties, including tariffs, related to import purchases and internal transfer costs are considered to be direct costs of our merchandise and, accordingly, are recognized as cost of sales when the related merchandise is sold.

Purchasing, receiving, warehousing, fulfillment of e-commerce orders (excluding shipping costs) and other costs of our distribution network (including depreciation) and store location occupancy costs are considered to be period costs not directly attributable to the value of merchandise and, accordingly, are expensed as incurred as SG&A expenses.

SG&A Expenses

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. Discussion of the 52 weeks ended January 29, 2022 compared with the 52 weeks ended January 30, 2021 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

Statement of Consolidated Income Data:

	Fiscal Year Ended
(In millions)	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$2,216.9	$2,417.6	$2,762.3
Gross profit	1,040.3	1,212.7	1,366.2
SG&A expenses	1,073.5	1,032.9	1,132.0
Operating profit (loss)	(208.6)	99.7	154.2
Net income (loss)	(200.6)	56.7	212.3

Other Operational Data:

	Fiscal Year Ended
(Dollars in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Increase (decrease) in comparable sales vs. prior year	(8.1)%	(12.4)%	23.5%
Gross margin	46.9%	50.2%	49.5%
SG&A expenses as a % of net sales	48.4%	42.7%	41.0%
Operating profit (loss) as a % of net sales	(9.4)%	4.1%	5.6%
Adjusted EBITDA (1)	$98.5	$242.5	$323.3
Adjusted EBITDA as a % of net sales	4.4%	10.0%	11.7%
Total store location count at end of period	833	848	855

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Comparison of the 52 Weeks Ended January 28, 2023 and January 29, 2022

Net Sales

Net sales were $2,216.9 million for fiscal 2023, a decrease of $200.7 million or 8.3% compared to fiscal 2022. Total comparable sales decreased 8.1% for fiscal 2023 compared to a 12.4% total comparable sales decrease for the prior year. The total comparable sales decrease resulted from a decrease in transaction volume partially offset by a slight increase in average ticket. On a category basis, declines in sales were more pronounced in our Craft Technology business, which was unusually strong last year driven by new product launches. In addition, higher customer discretionary spending driven by government stimulus payments as well as more customer leisure time resulting from the COVID-19 pandemic had a favorable impact on net sales in fiscal 2022.

Gross Profit

Gross profit was $1,040.3 million for fiscal 2023, a decrease of $172.4 million or 14.2% compared to fiscal 2022. That decrease was primarily driven by lower net sales. Gross margin was 46.9% for fiscal 2023, a decrease of 330 basis points compared to fiscal 2022. The decrease in gross margin was primarily driven by increased supply chain costs, which resulted primarily from excess import freight. We believe the increase in excess import freight, including ocean freight and related port congestion costs, is transitory in nature. In addition, we experienced increases in domestic freight expense due to rising carrier rates and fuel costs, higher shrink costs associated with the start-up of our new omni-channel fulfillment center and lower vendor allowances due to our strategic inventory receipt reduction.

SG&A Expenses

SG&A expenses were $1,073.5 million for fiscal 2023, an increase of $40.6 million or 3.9% compared to fiscal 2022. This increase was driven by inflationary pressures on labor costs, particularly at our store locations, in addition to energy and commodity costs, which have been partially offset by improved operating efficiencies. In addition, we incurred incremental operating costs for our new omni-channel fulfillment center located in West Jefferson, Ohio and increases in spending on strategic initiatives including pre-opening costs associated with our new and remodeled store locations as well as costs incurred to support several emerging businesses, which we are referring to as our "Blue Ocean" initiatives.

As a percentage of net sales, SG&A expenses for fiscal 2023 were 48.4%, an increase of 570 basis points compared to fiscal 2022. This increase was primarily due to our 8.1% total comparable sales decline in fiscal 2023.

Depreciation and Amortization

Depreciation and amortization expense was $80.4 million in fiscal 2023, an increase of $0.3 million compared to fiscal 2022. This increase was driven primarily by investments in our omni-channel fulfillment center as well as store location refresh and technology projects in fiscal 2022 and fiscal 2023, partially offset by decreased depreciation resulting from the sale and leaseback of our distribution center in Opelika, Alabama in the second quarter of fiscal 2022.

Trade Name Impairment

During fiscal 2023, as a result of the quantitative impairment analysis performed, we recorded impairment charges on the JOANN trade name totaling $95.0 million. There were no such charges recorded in fiscal 2022. See Note 8—Goodwill and Other Intangible Assets to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest Expense

Interest expense for fiscal 2023 was $64.0 million, an increase of $12.8 million compared to fiscal 2022. This increase was due to higher interest rates and higher average borrowings. The average debt level in fiscal 2023 was $994.1 million compared to $811.6 million in fiscal 2022. The weighted average interest rate was 6.07% and 5.29% for fiscal 2023 and fiscal 2022, respectively.

We had $990.6 million of debt outstanding (face value) as of January 28, 2023 versus $794.3 million as of January 29, 2022.

Debt Related Loss (Gain)

See Note 2—Financing to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

(Gain) on Sale Leaseback

See Note 15—Gain on Sale and Leaseback of Distribution Center to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Income Taxes

Our effective income tax rate for fiscal 2023 was 27.0%, an income tax benefit on a pre-tax book loss, compared to the rate for fiscal 2022, which was 18.7%, an income tax provision on pre-tax book income. The effective tax rate increased from fiscal 2022 to fiscal 2023 because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. The Company's favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while these favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

Net Income (Loss)

We recognized a net loss of $200.6 million during fiscal 2023, compared to net income of $56.7 million during fiscal 2022. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA decreased 59.4% to $98.5 million, or 4.4% of net sales, for fiscal 2023 compared to $242.5 million, or 10.0% of net sales, for fiscal 2022. Our decrease in Adjusted EBITDA of $144.0 million and decline of Adjusted EBITDA as a percentage of net sales of 560 basis points was driven primarily by lower total comparable sales and higher SG&A expenses as a percentage of net sales.

Non-GAAP Financial Measures

We present Adjusted EBITDA, which is not a recognized financial measure under GAAP. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We also use Adjusted EBITDA in connection with establishing discretionary annual incentive compensation, supplementing GAAP measures of performance in the evaluation of the effectiveness of our business strategies, making budgeting decisions and comparing our performance against that of other peer companies using similar measures.

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including other amortization, debt related gains and losses, investment remeasurements, sale leaseback gains, excess import freight and other COVID-19 costs, costs related to strategic initiatives, technology development expenses, stock-based compensation expense, gains and losses on disposal and impairment of fixed and operating lease assets, intangible asset impairment, income and losses from equity method investments, and other one-time costs. Our adjustments for COVID-19 related costs include, as a separate line item, excess import freight costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that added significant cost to our procurement of imported merchandise. These excess import freight costs included significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we did not normally incur. In a normative operating environment, we would procure 70% to 80% of our needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% - 15% premium to our contract rates. Accordingly, we established a baseline cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. Negotiation of our current contract rates was finalized in the second quarter of fiscal 2023. We have started to see a decline in overall ocean freight rates and a reduction in other fees associated with port congestion, which has positively impacted our cash payments. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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
•
Adjusted EBITDA does not reflect the impact of certain cash charges or cash receipts resulting from matters we do not find indicative of our ongoing operations; and
•
Adjusted EBITDA may be calculated differently by other companies in our industry, such that, its usefulness may be limited as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended
(In millions)	January 28, 2023	January 29, 2022	January 30, 2021
Net income (loss)	$(200.6)	$56.7	$212.3
Income tax provision (benefit)	(73.2)	13.0	28.0
Interest expense, net	64.0	51.2	69.0
Depreciation and amortization	80.4	80.1	80.0
Other amortization (1)	1.8	0.7	0.6
Debt related loss (gain) (2)	—	3.3	(155.1)
Investment remeasurement (3)	(1.0)	—	—
(Gain) on sale leaseback (4)	—	(24.5)	—
Excess import freight costs (5)	91.2	46.6	—
Other COVID-19 costs (6)	—	1.5	65.0
Strategic initiatives (7)	9.5	3.7	6.2
Technology development expense (8)	9.7	9.0	5.8
Stock-based compensation expense	7.3	2.5	1.5
Loss on disposal and impairment of fixed and operating lease assets	4.7	1.1	5.6
Trade name impairment (9)	95.0	—	—
Loss from equity method investments	2.2	—	—
Other (10)	7.5	(2.4)	4.4
Adjusted EBITDA	$98.5	$242.5	$323.3

(1)
“Other amortization” represents amortization of content and capitalized cloud-based system implementation costs.
(2)
“Debt related loss (gain)” represents net losses and gains associated with debt repurchases and the write off of unamortized fees and original issue discount associated with debt refinancings.
(3)
"Investment remeasurement" represents net gains and losses associated with our equity investments without readily determinable fair values.
(4)
“(Gain) on sale leaseback” represents the gain attributable to the sale and leaseback of our distribution center in Opelika, Alabama.
(5)
As discussed in greater detail above, "Excess import freight costs" represents excess inbound freight costs (compared to our standard costs based on recently negotiated carrier rates) due to increased freight rates, in particular the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports arising from surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic.
(6)
“Other COVID-19 costs” represents costs incurred for store location cleaning and capacity management labor, store location cleaning supplies and deep clean services.
(7)
“Strategic initiatives” represents costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives.
(8)
“Technology development expense” represents IT project management and implementation expenses, such as temporary labor costs, third-party consulting fees and user fees incurred during the development period of a new software application, that are not part of our ongoing operations and are typically redundant during the initial implementation of software applications or other technology systems across different functional operations of our business before they are in productive use.
(9)
“Trade name impairment” represents impairment charges recorded on the JOANN trade name, which resulted from the quantitative impairment analysis completed during fiscal 2023.
(10)
“Other” represents the one-time impact of severance, sponsor management fees, certain legal matters, employee recruitment, employee transition and business transition activities.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our ABL Facility. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We believe that our cash and cash equivalents on hand, cash from operations and availability under our ABL Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases, if any, for the next twelve months, as well as the foreseeable future. Subject to market conditions, we may from time to time, repurchase our outstanding debt. In order to increase liquidity and overall flexibility in response to near-term economic uncertainty, the Company paused its quarterly dividend during the third quarter of fiscal 2023. Please refer to Note 2—Financing to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the material terms of our ABL Facility and our First Lien Facility. As of January 28, 2023 and January 29, 2022, we were in compliance with all covenants under our ABL Facility and our First Lien Facility.

As of January 28, 2023, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA, which is calculated in accordance with our Credit Facilities, was 5.9 to 1.0, and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was

5.9 to 1.0. We reference our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA because such ratios are calculated in accordance with our Credit Facilities and used to determine our compliance with certain covenants in our Credit Facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA are material to an investor’s understanding of our financial condition and liquidity.

On March 10, 2023 (the “Closing Date”), the Company entered into the Third Amendment (the “Third Amendment”) to the ABL Facility. The Third Amendment, among other things, adds a series of first-in last-out loans (the “FILO Loans”) in an aggregate amount of $100.0 million, the full amount of which was drawn on the Closing Date and a portion of which proceeds were used, among other things, to refinance a portion of the revolving loans drawn and outstanding under the ABL Facility immediately prior to the Closing Date. See Note 16—Subsequent Events to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

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

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities:

	Fiscal Year Ended
(In millions)	January 28, 2023	January 29, 2022	January 30, 2021
Net cash provided by (used for) operating activities	$(75.2)	$(23.6)	$327.1
Net cash (used for) investing activities	(101.2)	(13.2)	(35.7)
Net cash provided by (used for) financing activities	174.1	31.9	(288.4)
Net increase (decrease) in cash and cash equivalents	$(2.3)	$(4.9)	$3.0

Comparison of the 52 Weeks Ended January 28, 2023 and January 29, 2022

Net cash provided by (used for) operating activities

Net cash used for operating activities was $75.2 million in fiscal 2023 compared with $23.6 million of net cash used for operating activities in fiscal 2022. The increase in net cash used for operating activities was primarily due to our total comparable sales decline, as well as increased import freight costs in fiscal 2023. These factors were partially offset by changes in inventory due to higher balances in fiscal 2022 and strategic inventory receipt reductions executed in fiscal 2023, as well as higher deferred rent payments made during fiscal 2022 resulting from the COVID-19 pandemic.

Net cash (used for) investing activities

Cash used for investing activities in fiscal 2023 and fiscal 2022 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location and distribution center openings, store location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility management in our distribution centers, store locations and corporate offices. In fiscal 2022, these uses of cash were partially offset by cash provided by the completion of the sale and leaseback of our Opelika, Alabama distribution center.

Investment for each store location refresh project is tailored to each store location’s needs and unit economics. We have four general levels of investment and project scope tailored to what would benefit each store location, with future investment expected to range from $150,000 for lightest-touch refreshes to $3 million for the relatively few but most-extensive refreshes. Over 80% of our existing store locations are refresh project targets over the next seven to ten years, and we expect investments in relation to these future refresh projects to remain consistent with our capital expenditures in connection with completed refresh projects.

Historical capital expenditures are summarized as follows:

	Fiscal Year Ended
(In millions)	January 28, 2023	January 29, 2022	January 30, 2021
Store locations	$79.3	$25.1	$21.8
Distribution centers	5.4	22.7	1.7
Information technology	10.9	9.3	10.5
Other	1.3	2.0	2.0
Total capital expenditures	96.9	59.1	36.0
Landlord contributions	(28.1)	(5.0)	(4.4)
Total capital expenditures, net of landlord contributions	$68.8	$54.1	$31.6

The increase in capital expenditures for store locations was primarily driven by an increase in new store location and refresh projects in fiscal 2023 compared to fiscal 2022. In fiscal 2023, we completed 33 store location projects, as compared to 15 store location projects in fiscal 2022.

Net cash provided by (used for) financing activities

Net cash provided by financing activities was $174.1 million in fiscal 2023 compared with $31.9 million of net cash provided by financing activities in fiscal 2022.

Net cash provided by financing activities for fiscal 2023 was the result of net borrowings from the ABL Facility. This inflow of cash was partially offset by cash used to pay down debt and finance lease obligations, as well as to pay dividends totaling $13.4 million. As of January 28, 2023, we had the ability to borrow an additional $87.2 million under the ABL Facility, subject to the facility’s borrowing base calculation.

Net cash provided by financing activities for fiscal 2022 was the result of net proceeds received from our initial public offering and borrowings from the ABL Facility, which were used to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. In addition, we refinanced our Term Loan due 2023 with a $675 million Term Loan due 2028, with excess proceeds used to reduce amounts borrowed under our ABL Facility and fund working capital needs. We used cash for financing activities to repurchase $20.0 million of common stock as part of our share repurchase program and to pay dividends totaling $12.6 million during fiscal 2022.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment.

Contractual Obligations and Commitments

The following table summarizes our future cash outflows resulting from contractual obligations and commitments as of January 28, 2023:

	Payments Due by Fiscal Year
(In millions)	Total	2024	2025-2026	2027-2028	Thereafter
Standby letters of credit	$16.5	$16.5	$—	$—	$—
Purchase commitments (1)	17.8	12.0	5.8	—	—
Operating leases (2)	1,117.8	224.9	387.4	240.0	265.5
Finance leases	18.0	8.9	6.1	3.0	—
ABL Facility (3)	324.0	—	—	324.0	—
ABL Facility interest (3)	3.9	1.0	2.0	0.9	—
First Lien Facility (4)	666.6	8.4	13.5	11.9	632.8
First Lien Facility interest (4)	321.8	65.4	122.2	119.6	14.6
Total contractual cash obligations	$2,486.4	$337.1	$537.0	$699.4	$912.9

(1)
Purchase commitments include agreements for technology and other purchases, in which minimum guaranteed payments are required.
(2)
Operating leases include legally binding minimum lease payments of approximately $20.8 million for leases entered in to but not yet commenced.
(3)
We had $324.0 million in outstanding borrowings under our ABL Facility at January 28, 2023. Under our ABL Facility, we are required to pay a commitment fee of 0.20% per year on unutilized commitments. The amounts included in ABL Facility interest were based on these annual commitment fees.
(4)
The First Lien Facility, which matures July 7, 2028 is with a syndicate of lenders and is secured by substantially all of our assets excluding the ABL Facility collateral and has a second priority security interest in the ABL Facility collateral. The First Lien Facility provides for mandatory quarterly repayments of $1.7 million on the last business day of each January, April, July and October. Interest payments are due either monthly or quarterly on approximately the 26th day of the month depending on the underlying LIBOR and are subject to variable interest rates. The amounts included in the First Lien Facility interest were based on the interest rate effective as of January 28, 2023.

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

Our accrual for inventory shrink is estimated as a percent of sales. The percent used in the determination of the accrual is based on actual historical inventory shrink results of our store locations. This estimated percent is applied to sales of our store locations for the periods following each store location’s most recent physical inventory. In addition, we analyze our accrual using actual results as physical inventory counts are taken and reconciled to the general ledger. Substantially all of our store location physical inventory counts are taken in the first three quarters of each year. A vast majority of store locations that have been open one year or longer are physically inventoried once a year.

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

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill and other intangible assets with indefinite useful lives (i.e., JOANN trade name and joann.com domain name) are not amortized. Instead, annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate potential impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair value is less than their respective carrying values. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations and our overall financial performance. If it is determined that it is more-likely-than-not that the fair value is less than the carrying value, a quantitative assessment is performed. A quantitative assessment for impairment requires management to use significant judgment and estimates, including estimates of future revenue, net available cash flows, as well as a discount rate and a terminal growth rate.

We perform our goodwill impairment analysis at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As discussed in Note 12 – Segments and Disaggregated Revenue to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the Company has one operating segment and one reportable segment.

Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If actual results are materially lower than originally estimated, it could result in a material impact to our consolidated financial statements in future periods. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. To determine reporting unit fair value, we used a blended approach between the income and market approach, each being weighted equally. The key assumptions for the goodwill impairment analysis include, but are not limited to, forecasted revenues, EBITDA growth rates and discount rate. Under the income approach, we project our future cash flows and discount those cash flows to reflect their relative risk. The cash flows used are consistent with those we use in our internal planning and reflect actual business trends experienced as well as our long-term business strategy for the reporting unit. Under the market approach, a group of publicly traded companies are identified that are comparable financially, operationally and from a size standpoint to the entity being valued. The pricing multiples of the selected public companies are then used to derive the market value of the invested capital.

The Company determined the estimated fair value of the intangible assets based upon the relief from royalty method. The key assumptions for the intangible asset impairment analysis include, but are not limited to, revenue growth rates, royalty rate and discount rate.

We performed a quantitative assessment over the reporting unit’s goodwill and indefinite-lived intangible assets as of October 30, 2022. To perform the analysis, we updated projected cash flows based on current information and market assumptions and applied a discount rate based on current market participant assumptions, which included a company specific risk premium. In conjunction with and prior to concluding on the impairment assessment for goodwill, management performed a quantitative assessment for the indefinite-lived intangible assets not subject to amortization (JOANN trade name and joann.com domain name) to determine if the carrying amount exceeded their fair value for each intangible asset. The results of the impairment test indicated an impairment of the JOANN trade name of $95.0 million, which was considered in the carrying value of the reporting unit when completing the annual goodwill assessment. The October 30, 2022 quantitative analysis for goodwill indicated that the fair value of the reporting unit exceeded its carrying value by approximately $103.0 million or 10.1%; therefore, no goodwill impairment was necessary.

Given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods, particularly since the quantitative assessment estimated that the fair value of the reporting unit exceeded the carrying value by approximately $103.0 million, or 10.1%. Additionally, a mutually exclusive increase in the assumed discount rate by approximately 120 basis points, or a decrease in gross margin by approximately 50 basis points, or a 50 basis point increase in selling, general, and administrative as a percentage of revenue could require us to record impairment charges to goodwill. Management intends to continue to assess triggering events that may necessitate additional qualitative or quantitative analyses in future periods. If we were to have impairment, it could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

See Note 8—Goodwill and Other Intangible Assets to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Income Taxes

Income taxes are estimated for federal and each state jurisdiction in which we operate. This approach involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are established based on these assessments. Deferred tax assets are evaluated for recoverability based on future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. Our valuation allowances were $3.7 million and $3.9 million as of January 28, 2023 and January 29, 2022, respectively. The valuation allowances primarily relate to state net operating losses and credits that the Company is unlikely to use in the future. Many years of data have been incorporated into the determination of tax reserves and our estimates have historically proven to be reasonable.

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

Foreign Currency Exchange Risk

We believe foreign currency exchange rate fluctuations do not contain significant market risk due to the nature of our relationships with our international vendors. All merchandise contracts are denominated in U.S. dollars and are subject to negotiation prior to our commitment for purchases. As a result, there is not a direct correlation between merchandise prices and fluctuations in the exchange rate. We sourced 44% of our purchases internationally in fiscal 2023. Given our increase in foreign sourcing from prior years, a weakening of the U.S. dollar could result in significantly higher product costs. Our international purchases are concentrated in China and other Asian countries. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Interest Rate Risk

In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. We utilize derivative financial instruments to reduce our exposure to market risks from increases in interest rates on our variable rate indebtedness. We currently have hedging arrangements in the form of two separate interest rate swap agreements to mitigate the impact of future higher interest rates. As of January 28, 2023, the two interest rate swap agreements hedged $200.0 million and $250.0 million, respectively, of principal under our First Lien Facility. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of JOANN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JOANN Inc. (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the years ended January 28, 2023, January 29, 2022 and January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the years ended January 28, 2023, January 29, 2022 and January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 4, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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

Valuation of goodwill and indefinite-lived trade name intangible asset
Description of the Matter

At January 28, 2023, the Company had a carrying value of goodwill of $162.0 million and an indefinite-lived intangible asset related to the JOANN trade name with a carrying value of $230.0 million. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting unit (for goodwill) or the indefinite-lived intangible asset (for trade name) is less than its respective carrying value, an impairment loss is recognized in an amount equal to the difference.

The Company estimates the fair value of the reporting unit using a combination of valuation techniques, including a discounted cash flow methodology and a market comparable method. Determining the fair value of a reporting unit is highly judgmental and requires the use of estimates and key assumptions, particularly for the discount rate and projections of future operating results, such as forecasted revenues and EBITDA margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of the goodwill impairment charge, or both. During fiscal 2023, goodwill was not impaired.

The Company utilizes a relief from royalty rate method to value the indefinite-lived trade name, which involves a significant amount of judgment in determining the assumptions underlying the approach used to determine the fair value, including the revenue growth rate, royalty rate and discount rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of the trade name impairment charge, or both. During fiscal 2023, the Company recognized a $95.0 million trade name impairment charge because the fair value of the indefinite-lived trade name was less than the carrying value.

Auditing the reasonableness of management’s significant judgments used to estimate the fair values of the reporting unit and the indefinite-lived trade name required a high degree of auditor judgment and an increased audit effort, including the need to involve our valuation specialists. In particular, the fair value estimate for the reporting unit was sensitive to significant assumptions including EBITDA margin and discount rate. In addition, the fair value estimate of the JOANN trade name was sensitive to the assumptions for the royalty rate and discount rate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested controls over the Company's measurement of the fair value of the reporting unit and its indefinite-lived trade name. This included evaluating controls over the valuation models, significant assumptions and completeness and accuracy of the data used in the measurements.

To test the fair value of the reporting unit and indefinite-lived trade name, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above as well as evaluating the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used to determine the fair market values to current industry, market and economic trends, to the Company's historical results and those of other guideline companies. We also performed a sensitivity analysis of the significant assumptions, including revenues, EBITDA margins, and discount rate for the reporting unit, to assess how much these assumptions could change for there to be material change to the fair value of the reporting unit. The evaluation of the Company’s methodology and significant assumptions was performed with the assistance of our valuation specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Cleveland, Ohio
April 4, 2023

JOANN Inc.

Consolidated Balance Sheets

	January 28, 2023	January 29, 2022
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$20.2	$22.5
Inventories	584.1	658.6
Prepaid expenses and other current assets	38.6	39.2
Total current assets	642.9	720.3

Property, equipment and leasehold improvements, net	287.8	256.8
Operating lease assets	778.4	818.0
Goodwill	162.0	162.0
Intangible assets, net	272.1	370.3
Other assets	37.6	34.8
Total assets	$2,180.8	$2,362.2

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$197.5	$253.8
Accrued expenses	119.2	142.4
Current portion of operating lease liabilities	177.5	173.8
Current portion of long-term debt	6.8	6.8
Total current liabilities	501.0	576.8

Long-term debt, net	976.0	778.6
Long-term operating lease liabilities	707.3	733.0
Deferred income taxes	16.9	87.7
Other long-term liabilities	28.7	36.3

Shareholders’ equity (deficit):
Common stock, par value $0.01 per share; 200.0 authorized; issued 44.1 million shares at January 28, 2023 and January 29, 2022	0.4	0.4
Additional paid-in capital	208.0	203.3
Retained (deficit)	(239.2)	(24.9)
Accumulated other comprehensive income	8.3	1.8
Treasury stock at cost; 3.0 million shares at January 28, 2023 and 3.5 million shares at January 29, 2022	(26.6)	(30.8)
Total shareholders’ equity (deficit)	(49.1)	149.8
Total liabilities and shareholders’ equity (deficit)	$2,180.8	$2,362.2

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions except per share data)
Net sales	$2,216.9	$2,417.6	$2,762.3
Cost of sales	1,176.6	1,204.9	1,396.1
Selling, general and administrative expenses	1,073.5	1,032.9	1,132.0
Depreciation and amortization	80.4	80.1	80.0
Trade name impairment	95.0	—	—
Operating profit (loss)	(208.6)	99.7	154.2
Interest expense, net	64.0	51.2	69.0
Debt related loss (gain)	—	3.3	(155.1)
Investment remeasurement	(1.0)	—	—
(Gain) on sale leaseback	—	(24.5)	—
Income (loss) before income taxes	(271.6)	69.7	240.3
Income tax provision (benefit)	(73.2)	13.0	28.0
Loss from equity method investments	2.2	—	—
Net income (loss)	$(200.6)	$56.7	$212.3

Other comprehensive income:
Unrealized gain on cash flow hedges	8.7	2.8	0.7
Income tax provision on cash flow hedges	(2.2)	(0.7)	(0.2)
Foreign currency translation	—	—	0.1
Other comprehensive income	6.5	2.1	0.6
Comprehensive income (loss)	$(194.1)	$58.8	$212.9

Earnings (loss) per common share:
Basic	$(4.93)	$1.39	$6.08
Diluted	$(4.93)	$1.35	$5.93
Weighted-average common shares outstanding:
Basic	40.7	40.8	34.9
Diluted	40.7	42.1	35.8

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Net cash provided by (used for) operating activities:
Net income (loss)	$(200.6)	$56.7	$212.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash operating lease expense	171.5	162.6	152.4
Depreciation and amortization	80.4	80.1	80.0
Deferred income taxes	(73.0)	(0.4)	(3.9)
Stock-based compensation expense	7.3	2.5	1.5
Amortization of deferred financing costs and original issue discount	2.0	2.5	3.7
Debt related loss (gain)	—	3.3	(155.1)
Investment remeasurement	(1.0)	—	—
(Gain) on sale leaseback	—	(24.5)	—
Loss on disposal and impairment of fixed assets	1.7	0.9	3.4
Trade name impairment	95.0	—	—
Loss from equity method investments	2.2	—	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	74.5	(102.7)	93.8
Decrease (increase) in prepaid expenses and other current assets	4.5	32.3	(22.5)
Increase (decrease) in accounts payable	(56.3)	3.7	23.0
Increase (decrease) in accrued expenses	(12.7)	(29.5)	62.0
(Decrease) in operating lease liabilities	(153.9)	(190.4)	(130.8)
Increase (decrease) in other long-term liabilities	(15.7)	(18.3)	9.4
Other, net	(1.1)	(2.4)	(2.1)
Net cash provided by (used for) operating activities	(75.2)	(23.6)	327.1

Net cash provided by (used for) investing activities:
Capital expenditures	(96.9)	(59.1)	(36.0)
Proceeds from sale leaseback	—	48.1	—
Other investing activities	(4.3)	(2.2)	0.3
Net cash (used for) investing activities	(101.2)	(13.2)	(35.7)

Net cash provided by (used for) financing activities:
Term loan proceeds, net of original issue discount	—	671.6	—
Term loan payments	(6.8)	(708.0)	(2.3)
Borrowings on ABL Facility	663.2	568.4	584.7
Payments on ABL Facility	(460.2)	(532.9)	(672.7)
Purchase and retirement of debt	—	(0.9)	(190.5)
Principal payments on finance lease obligations	(10.3)	(7.7)	(3.4)
Issuance of common stock, net of underwriting commissions and offering costs	—	76.9	—
Purchase of common stock	—	(20.0)	—
Proceeds from employee stock purchase plan and exercise of stock options	1.7	1.8	—
Payments of taxes related to the net issuance of team member stock awards	(0.1)	—	—
Dividends paid	(13.4)	(12.6)	—
Financing fees paid	—	(4.9)	(4.2)
Other, net	—	0.2	—
Net cash provided by (used for) financing activities	174.1	31.9	(288.4)
Net increase (decrease) in cash and cash equivalents	(2.3)	(4.9)	3.0
Cash and cash equivalents at beginning of period	22.5	27.4	24.4
Cash and cash equivalents at end of period	$20.2	$22.5	$27.4

Cash paid during the period for:
Interest	$60.9	$49.6	$62.1
Income taxes, net of (refunds)	(8.8)	4.2	55.2

See notes to consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Net Common Shares	Treasury Shares	Common Stock Stated Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	(In millions)
Balance, February 1, 2020	34.9	1.9	$0.3	$123.2	$(13.3)	$(281.3)	$(0.9)	$(172.0)
Net income	—	—	—	—	—	212.3	—	212.3
Other comprehensive income	—	—	—	—	—	—	0.6	0.6
Stock-based compensation	—	—	—	1.5	—	—	—	1.5
Balance, January 30, 2021	34.9	1.9	$0.3	$124.7	$(13.3)	$(69.0)	$(0.3)	$42.4
Net income	—	—	—	—	—	56.7	—	56.7
Other comprehensive income	—	—	—	—	—	—	2.1	2.1
Issuance of common stock	7.1	—	0.1	76.8	—	—	—	76.9
Dividends - $0.30 per share	—	—	—	—	—	(12.6)	—	(12.6)
Stock-based compensation	—	—	—	2.5	—	—	—	2.5
Purchase of common stock	(1.9)	1.9	—	—	(20.0)	—	—	(20.0)
Exercise of stock options	0.5	(0.3)	—	(0.7)	2.5	—	—	1.8
Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(200.6)	—	(200.6)
Other comprehensive income	—	—	—	—	—	—	6.5	6.5
Dividends - $0.33 per share	—	—	—	—	—	(13.7)	—	(13.7)
Stock-based compensation	—	—	—	7.3	—	—	—	7.3
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.9)	0.8	—	—	(0.1)
Employee stock purchase plan purchases	0.4	(0.4)	—	(1.8)	3.1	—	—	1.3
Balance, January 28, 2023	41.1	3.0	$0.4	$208.0	$(26.6)	$(239.2)	$8.3	$(49.1)

See notes to consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

Note 1—Significant Accounting Policies

Nature of Operations

JOANN was founded in 1943 as a single retail store location. Today, JOANN is the nation’s leading fabric and craft specialty retailer. The Company's store locations and website feature a variety of competitively priced merchandise used in sewing, crafting and home decorating projects, including fabric, notions, crafts, frames, paper crafting supplies, artificial floral, finished seasonal and home décor items. As of January 28, 2023, the Company operated 833 store locations in 49 states.

The significant accounting policies applied in preparing the accompanying Consolidated Financial Statements of the Company are summarized below.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Holding Company, Needle Holdings and JOANN. All of the entities referenced in the prior sentence hereinafter will be referred to collectively as the “Company” and are all controlled by affiliates of LGP. All intercompany accounts and transactions have been eliminated upon consolidation.

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

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the ABL Facility (as defined below) to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 (as defined below) totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ended January 28, 2023). Fiscal years consist of 52 weeks unless noted otherwise.

Recently Adopted Accounting Guidance

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2022-06—Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 (ASU 2020-04) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Topic 848 was issued to provide entities certain optional expedients and exceptions when accounting for contracts and certain hedging relationships and other transactions affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements and for calculating price alignment interest in connection with reference rate reforms. These amendments were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company intends to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on its Consolidated Financial Statements.

Cash and Cash Equivalents

Cash equivalents are all highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Inventory valuation methods require certain management estimates and judgments, which affect the ending inventory valuation at cost, as well as the cost of sales reported for the year. These valuation methods include estimates of net realizable value on product designated for clearance and estimates of shrink between periods when the Company conducts distribution center inventory cycle counts and store location physical inventories to substantiate inventory balances.

The Company’s accrual for shrink is based on the actual historical shrink results of recent distribution center inventory cycle counts and store location physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. The majority of the Company’s store location physical inventory counts are taken in the first three quarters of each year and the shrink accrual recorded at January 28, 2023 is based on shrink results of these prior physical inventory counts. Store locations that have been open one year or longer are physically inventoried at least once over an 18-month cycle, with store locations exhibiting a higher rate of shrink to sales inventoried at least once per year. The Company continually monitors and adjusts the shrink rate estimates based on the results of store location physical inventory counts and shrink trends.

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

Software Development

The Company capitalized $6.8 million in fiscal 2023, $4.7 million in fiscal 2022 and $4.1 million in fiscal 2021 for internal use software acquired from third parties. The capitalized amounts are included in property, equipment and leasehold improvements, net. The Company amortizes internal use software on a straight-line basis over periods ranging from three to five years beginning at the time the software becomes operational. Amortization expense was $6.4 million in fiscal 2023, $6.5 million in fiscal 2022 and $7.3 million in fiscal 2021. The unamortized balance for internal use software was $17.0 million as of January 28, 2023 and $16.6 million as of January 29, 2022.

Goodwill and Other Intangible Assets

The Company assesses impairment of goodwill at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As discussed in Note 12 – Segments and Disaggregated Revenue to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the Company has one operating segment and one reportable segment.

Annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair value of its single reporting unit is below its carrying value. If it is determined that this is more-likely-than-not, a quantitative assessment is performed. The quantitative assessment compares the fair value of a reporting unit to its current carrying value. The Company determines the estimated fair value of the reporting unit based on valuation techniques including discounted cash flows as well as a market comparable method. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired.

Annually, as of the first day of the fourth quarter, and more frequently if circumstances indicate impairment may exist, the Company assesses qualitative factors to determine if it is more-likely-than-not that the fair values of the indefinite-lived intangible assets not subject to amortization (JOANN trade name and joann.com Domain Name) are below their respective carrying values. If it is determined that this is more-likely-than-not, a quantitative assessment is performed. The quantitative assessment compares the fair value of an intangible assets to its respective current carrying value. The Company determines the estimated fair value of an intangible asset based upon the relief from royalty method.

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

Based on management’s ongoing review of the performance of its store locations, utilization of assets and other facilities, no material impairment losses were recognized in fiscal 2023, fiscal 2022 or fiscal 2021.

Store Location Pre-Opening and Closing Costs

Store location pre-opening costs are expensed as incurred and included in SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). These costs are incurred prior to a new store location or remodeled store location opening and include the hiring and training costs for new team members, processing costs of initial merchandise and rental expense for the period prior to the store location opening for business.

The Company recognizes costs associated with exit or disposal activities at the time the obligation is incurred. In addition, any liabilities that arise from exit or disposal activities are initially measured and recorded at fair value.

Store location pre-opening and closing costs were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Store location pre-opening costs	$16.2	$5.1	$4.1
Store location closing costs	5.3	1.1	1.5
Total	$21.5	$6.2	$5.6

Accrued Expenses

The Company estimates certain material expenses in an effort to record those expenses in the period incurred. The Company’s most material estimates relate to compensation, taxes and insurance-related expenses, significant portions of which are self-insured. The Company is self-insured for certain losses relating to general liability, workers’ compensation and team member medical benefit claims. The ultimate cost of the Company’s workers’ compensation and general liability insurance accruals are recorded based on actuarial valuations and historical claims experience. The Company’s team member medical insurance accruals are recorded based on its medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. The Company maintains stop-loss coverage to limit the exposure to certain insurance-related risks. Management believes that the various assumptions developed and actuarial methods used to determine its self-insurance reserves are reasonable. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. Historically, such differences have not been significant.

See Notes to Consolidated Financial Statements, Note 6—Accrued Expenses and Other Long-Term Liabilities for discussion regarding the Company’s accrued expenses.

Financial Instruments

A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument. The carrying values of the Company’s cash and cash equivalents, accounts payable and borrowings on the Company’s ABL Facility are considered to be representative of fair value due to the short maturity of these instruments.

See Notes to Consolidated Financial Statements, Note 4—Fair Value Measurement for discussion regarding the fair value of the Company’s derivative instruments and term loan debt instruments.

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

The current tax provision can be affected by the mix of income and identification or resolution of uncertain tax positions. Because income from different state jurisdictions may be taxed at different rates, the shift in mix between states during a year or over years can cause the effective tax rate to change. The rate is based on the best estimate of an annual effective rate, and those estimates are updated quarterly. The Company also regularly evaluates the status and likely outcomes of uncertain tax positions. Uncertain tax positions are provided for potential exposures when it is considered more-likely-than-not that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. The Company evaluates these uncertain tax positions, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, that may impact the ultimate payment for such exposure.

As a matter of course, the Company is regularly audited by federal, state and local tax authorities. For federal purposes, effective fiscal 2015, the Company is part of the Compliance Assurance Process (“CAP”) program, pursuant to which it works collaboratively with the IRS in order to address issues prior to its filing of the return. CAP allows for the IRS to achieve an acceptable level of assurance regarding the accuracy of filed tax returns while substantially shortening the length of post-filing examinations.

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

Revenue Recognition

Revenue is primarily associated with sales of merchandise to customers within the Company’s store locations and customers utilizing its e-commerce channels. Retail sales, net of estimated returns and point-of-sale coupons and discounts, are recorded at the point-of-sale when customers take control of the merchandise in store locations. E-commerce sales include shipping revenue and are recorded upon delivery to the customer. Shipping and handling fees charged to customers are recorded as sales with related costs recorded as cost of sales. Sales taxes are not included in sales, as the Company acts as a conduit for collecting and remitting sales taxes to the appropriate governmental authorities. Payment is typically due at the point-of-sale, thus the Company does not have material customer receivables.

The Company allows for merchandise to be returned under most circumstances. The current policy allows for customers to receive an even exchange or full refund based upon the original method of payment when the returned purchase is accompanied with a receipt. Historic customer return activity is used to estimate the returns reserve, which historically has not been material to the Company’s Consolidated Financial Statements. The Company presents the gross sales returns reserve in accounts payable and the estimated value of the merchandise expected to be returned in prepaid expenses and other current assets within the accompanying Consolidated Balance Sheets.

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

Activity related to the Company’s gift card liabilities was as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Balance at beginning of period	$41.4	$37.9	$32.4
Issuance of gift cards	37.5	43.6	45.9
Revenue recognized (1)	(35.4)	(38.9)	(39.2)
Gift card breakage	(1.8)	(1.2)	(1.2)
Balance at end of period	$41.7	$41.4	$37.9

(1)
Revenue recognized from the beginning liability during fiscal 2023, fiscal 2022 and fiscal 2021 totaled $11.5 million, $9.3 million and $8.3 million, respectively.

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

Operating Leases

The Company records right-of-use lease assets and lease liabilities on its Consolidated Balance Sheets. Lease liabilities are recorded at a discount based upon the Company’s estimated incremental borrowing rate. Factors incorporated into the calculation of lease discount rates include the valuations and yields of the Company’s term loan facilities, their credit spread over comparable U.S. Treasury rates and an index of the credit spreads for U.S. Retail Company debt yields.

The Company records lease cost on a straight-line basis over the base, non-cancelable lease term commencing on the date that the Company takes physical possession of the property from the landlord, which may include a period prior to the opening of a store location or other facility to make any necessary leasehold improvements and install fixtures. Any tenant allowances received are recorded as a reduction of lease payments when calculating the lease liability and the associated asset. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for such leases is recognized on a straight-line basis over the lease term. The Company combines lease and non-lease components. Many leases include one or more options to renew, and the exercise of lease renewal options is at the Company’s sole discretion. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Related Party Transactions

During fiscal 2023 and fiscal 2022, the Company paid dividends of $9.2 million and $8.3 million, respectively, to LGP as part of the Company's dividend payments.

Advertising Costs

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense, net of co-operative advertising agreements, was $55.8 million for fiscal 2023, $59.4 million for fiscal 2022 and $60.6 million for fiscal 2021. Included in prepaid expenses and other current assets was $1.9 million and $1.6 million at the end of fiscal 2023 and fiscal 2022, respectively, relating to prepayments of production costs for advertising.

Stock-Based Compensation

The fair value of stock-based awards is recognized as compensation expense on a straight-line basis over the requisite service period of the awards within SG&A expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss). The fair value of stock options is determined using the Black-Scholes option pricing model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Additionally, while not historically, currently or expected to be applicable to the Company, in the event that the Company is issuing share-based awards prior to the release of material nonpublic information, the Company will consider whether observable market prices need to be adjusted in determining the current price input for the awards. Prior to the Company’s initial public offering, the absence of an active market for the Company’s common stock required the Company’s board of directors to determine the fair value of its common stock for purposes of granting stock options. The Company obtained contemporaneous third-party valuations to assist the board of directors in determining the fair value of the Company’s common stock. Following the listing of the Company’s common stock on Nasdaq, it is not necessary to determine the fair value of its common stock, as its shares are traded in the public market. See Notes to Consolidated Financial Statements, Note 10—Stock-Based Compensation for further details.

Note 2—Financing

Long-term debt, net consisted of the following:

	January 28, 2023	January 29, 2022
	(In millions)
ABL Facility	$324.0	$121.0
Term Loan due 2028	666.6	673.3
Total debt	990.6	794.3
Less unamortized discount and debt costs	(7.8)	(8.9)
Total debt, net	982.8	785.4
Less current portion of debt	(6.8)	(6.8)
Long-term debt, net	$976.0	$778.6

ABL Facility

On October 21, 2016, the Company entered into the ABL Facility, which originally provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. On November 25, 2020, the Company entered into an agreement to amend various terms of the ABL Facility (as amended, the “First Amended ABL Facility”), which provided for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025.

On December 22, 2021, the Company entered into an agreement to amend various terms of the First Amended ABL Facility (as amended, the “Second Amended ABL Facility”), which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on December 22, 2026. No changes were made to the borrowing base formula. The Second Amended ABL Facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable and related assets with a second priority interest in all other assets, excluding real estate. It also continues to be guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

Under the Second Amended ABL Facility, the base rate loans bear an additional margin of 0.50% when average historical excess capacity is less than 40.00% of the maximum credit and 0.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Eurodollar rate loans bear an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the Second Amended ABL Facility are calculated based on a rate of 0.20% per annum. In the event LIBOR ceases to be available during the term of the facility, the facility provides procedures to determine a “LIBOR Successor Rate.” The Company has the option to request an increase in the size of the Second Amended ABL Facility up to $150.0 million (for a total facility of $650.0 million) in increments of not less than $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the Second Amended ABL Facility are under no obligation to provide any such additional amounts.

As of January 28, 2023, there were $324.0 million of borrowings on the ABL Facility and the Company’s outstanding letters of credit obligation was $16.5 million. As of January 28, 2023, the Company’s excess availability on the facility was $87.2 million. During fiscal 2023, the weighted average interest rate for borrowings under the ABL Facility was 3.82% compared to 2.75% for fiscal 2022. As of January 29, 2022, there were $121.0 million of borrowings on the ABL Facility and the Company’s outstanding letters of credit obligation was $18.1 million. As of January 29, 2022, the Company’s excess availability on the facility was $239.6 million.

Term Loan due 2023

On October 21, 2016, the Company entered into a $725.0 million senior secured term loan facility (the “Term Loan due 2023”) which was issued at 98.0% of face value. The Term Loan due 2023 was with a syndicate of lenders and was secured by substantially all the assets of JOANN, excluding the ABL Facility collateral, and had a second priority security interest in the ABL Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The Term Loan due 2023 was refinanced on July 7, 2021 pursuant to Amendment No. 2 to the Company’s Credit Agreement (see Term Loan Due 2028 below). A write-off of the deferred charges and original issue discount, totaling $3.1 million, associated with the original debt issuance was recognized in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the second quarter of fiscal 2022 as a result of the refinancing.

Term Loan due 2024

On May 21, 2018, the Company entered into a $225.0 million term loan facility (the “Term Loan due 2024”), which was issued at 98.5% of face value. The Term Loan due 2024 was with a syndicate of lenders. The Term Loan due 2024 was secured by a second priority security interest in all the assets of JOANN, excluding the ABL Facility collateral, and had a third priority security interest in the ABL Facility collateral. It was guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

On March 19, 2021, in connection with the closing of the initial public offering, the Company used all net proceeds received from the initial public offering and borrowings from the ABL Facility to repay all of the outstanding borrowings and accrued interest under the Term Loan due 2024 totaling $72.7 million. Following such repayment, all obligations under the Term Loan due 2024 were terminated in the first quarter of fiscal 2022. A write-off of the deferred charges and original issue discount, totaling $0.9 million, associated with the original debt issuance was recognized in debt related loss (gain) within the accompanying Consolidated Statements of Comprehensive Income (Loss) in the first quarter of fiscal 2022 as a result of the repayment.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028” and, together with the Term Loan due 2023 and Term Loan due 2024, the “Term Loans”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding Term Loan due 2023, as well as reduce amounts borrowed under the ABL Facility and pay related fees and expenses. Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the Credit Agreement remain unchanged. During fiscal 2023, the weighted average interest rate for borrowings under the Term Loan due 2028 was 7.16% compared to 5.58% during fiscal 2022.

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

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be made in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the ABL Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At January 28, 2023, the Company was in compliance with all covenants under its credit agreements.

At January 28, 2023, the Company’s fixed minimum debt principal maturities were as follows:

Fiscal Year	Revolving Credit Facility	Term Loan due 2028	Total
	(In millions)
2024	$—	$8.4	$8.4
2025	—	6.8	6.8
2026	—	6.7	6.7
2027	324.0	5.1	329.1
Thereafter	—	639.6	639.6
	$324.0	$666.6	$990.6

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

Interest Rate Swaps

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.44% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of January 28, 2023 was $8.5 million.

In May 2022, the Company entered into a second interest rate swap agreement with U.S. Bank N.A., which has a $250 million notional value with an effective date of July 26, 2023 and a maturity date of January 26, 2026. Beginning in October 2023, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 3.37% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of January 28, 2023 was $2.6 million.

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheet on a net basis. As of January 28, 2023, none of the netting arrangements involved collateral. The net fair value of the interest rate swaps as of January 28, 2023 was $11.1 million.

The Company designated its interest rate swaps as cash flow hedges and structured them to be highly effective. Unrealized gains and losses related to the fair value of the interest rate swaps are recorded to accumulated other comprehensive income (loss), net of tax. In the event of early termination of the interest rate swaps, the Company will receive from or pay to the counterparty the fair value of the interest rate swap agreements, and the unrealized gains or losses outstanding will be recognized in earnings.

Interest Rate Cap

In July 2018, the Company purchased, for $2.2 million, a forward starting interest rate cap based on 3-month LIBOR effective October 23, 2018 through October 23, 2021. The objective of the hedging instrument was to offset the variability of cash flows in term loan debt interest payments attributable to fluctuations in LIBOR beyond 3.5%.

The interest rate cap expired in October 2021. At the time of expiration, the interest rate cap had an amortized notional amount of $681.4 million. The time value of the interest rate cap was excluded from the assessment of effectiveness and was amortized to interest expense over the life of the hedge.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for fiscal 2023, fiscal 2022 and fiscal 2021 are presented in the table below:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Interest rate swap - $200M notional amount	$6.1	$2.4	$—
Interest rate swap - $250M notional amount	2.6	—	—
Interest rate cap - $681M notional amount	—	0.4	0.7
Gain recognized in other comprehensive income (loss), gross of income taxes	$8.7	$2.8	$0.7

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

Instrument	Balance Sheet Location	January 28, 2023	January 29, 2022
		(In millions)
Interest rate swap - current	Prepaid expenses and other current assets	$3.7	$—
Interest rate swap - long term	Other assets	7.4	2.4

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s ABL Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s term loans was determined based on quoted market prices or recent trades of these debt instruments in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair values of the Company’s term loans as of January 28, 2023 and January 29, 2022:

	January 28, 2023		January 29, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2028 (1)	658.8	374.7	664.3	656.0

(1)
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

Note 5—Leases

With the exception of one store location, all of the Company’s store locations operate out of leased facilities. The Company’s store location leases generally have initial terms of 10 years with renewal options for up to 25 years. The Company leases distribution centers located in Opelika, Alabama and Visalia, California and an omni-channel fulfillment center located in West Jefferson, Ohio. The initial term of the Opelika, Alabama lease expires in June 2041, and the Company has renewal options for up to an additional 20 years. The Visalia distribution center consists of two facilities with separate leases. The initial term of the first lease expires in October 2026, and the Company has renewal options for up to an additional 40 years. The second lease expires in May 2024 and has no renewal options. The initial term of the West Jefferson, Ohio lease expires in June 2028, and the Company has renewal options for up to an additional 18 years. The Company also leases certain computer and store location equipment, with lease terms that are generally five years or less. The Company generally has lease arrangements that have minimum lease payments. Certain of the Company’s leased store locations have variable payments based upon actual costs of common area maintenance, real estate taxes and property and liability insurance. In addition, some of the Company’s leased store locations have provisions for variable payments based upon a specified percentage of defined sales volume or dependent on an existing index or rate, such as the consumer price index or the prime interest rate. Also, some of the Company’s leases contain escalation clauses and provide for contingent rents based on a percent of sales in excess of defined minimums.

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

Due to the large number of temporary store location closures as a result of the COVID-19 pandemic during fiscal 2021, the Company negotiated with landlords for rent concessions, either in the form of rent abatement (meaning no rent due for select months) or rent deferral (meaning rent payments are delayed until a future period). The majority of the delayed rent payments were made during fiscal 2022. As a result of these rent concessions, the Company has adjusted its operating lease liabilities on the accompanying Consolidated Balance Sheets.

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

	Fiscal year ended
	January 28, 2023	January 29, 2022
	(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$236.8	$246.7
Operating lease assets obtained in exchange for new operating lease liabilities	$86.9	$120.3
Operating lease cost (2)	$225.5	$217.5
Variable lease cost (2)	$59.2	$59.5
Weighted-average remaining lease term	6.12 years	6.11 years
Weighted-average discount rate	6.54%	5.91%

(1)
Reflected as operating cash outflows in the accompanying Consolidated Statements of Cash Flows.
(2)
Reflected as SG&A expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss)

The Company has a small number of leases classified as finance leases. Financing leases and financing lease liabilities are recognized at the date the leased asset is delivered to the Company based on the present value of the remaining future minimum lease payments. Additional information related to the Company's financing leases is as follows:

	Fiscal year ended
	January 28, 2023	January 29, 2022
	(In millions)
Cash paid for amounts included in the measurement of financing lease liabilities (1)	$11.3	$8.4
Financing lease assets obtained in exchange for new financing lease liabilities	$5.0	$11.9
Financing lease cost (2)	$11.4	$9.5
Weighted-average remaining lease term	2.71 years	1.81 years
Weighted-average discount rate	5.95%	3.75%

(1)
Reflected as operating or financing cash outflows in the accompanying Consolidated Statements of Cash Flows.
(2)
Reflected as depreciation and amortization or interest expense, net in the accompanying Consolidated Statements of Comprehensive Income (Loss)

Finance leases are presented in the Consolidated Balance Sheets as follows:

	Classification	January 28, 2023	January 29, 2022
		(In millions)
Assets:
Finance lease assets, net	Property, equipment and leasehold improvements, net	$14.4	$15.2
Liabilities:
Current portion of finance lease liabilities	Accrued expenses	8.1	9.2
Long-term portion of finance lease liabilities	Other long-term liabilities	8.2	7.8

In fiscal 2023 and fiscal 2022, the Company incurred $10.5 million and $8.8 million, respectively, of finance lease amortization expense which is presented as depreciation and amortization within the accompanying Consolidated Statements of Comprehensive Income (Loss). In fiscal 2023 and fiscal 2022, the Company incurred $0.9 million and $0.7 million, respectively, of finance lease interest expense which is presented as interest expense, net within the accompanying Consolidated Statements of Comprehensive Income (Loss).

The following is a schedule of future minimum rental payments under non-cancelable operating and financing leases as of January 28, 2023:

	Future Minimum Rental Payments
Fiscal Year:	Operating Leases (1)	Finance Leases (2)	Total
	(In millions)
2024	$228.7	$8.9	$237.6
2025	207.1	3.8	210.9
2026	175.5	2.3	177.8
2027	136.4	2.3	138.7
2028	99.0	0.7	99.7
Thereafter	250.3	—	250.3
Total lease payments	$1,097.0	$18.0	$1,115.0
Less: imputed interest	(212.2)	(1.7)	(213.9)
Present value of lease liabilities	$884.8	$16.3	$901.1

(1)
Operating lease payments do not include leases entered in to but not commenced during fiscal 2023. We committed to approximately five leases to commence in fiscal year 2024 with average terms of 10 years and future minimum lease payments of approximately $20.8 million.
(2)
Finance lease payments do not include leases entered in to but not commenced during fiscal year 2023. We committed to no new leases to commence in fiscal year 2024.

Note 6—Accrued Expenses and Other Long-Term Liabilities

Accrued expenses consisted of the following:

	January 28, 2023	January 29, 2022
	(In millions)
Accrued taxes	$24.6	$23.6
Accrued compensation and payroll taxes	22.5	39.7
Accrued interest	1.6	0.6
Workers’ compensation and general liability insurance	6.8	9.9
Occupancy and rent-related liabilities	2.3	2.1
Customer gift cards	41.7	41.4
Capital expenditures payable	2.6	4.7
Finance lease obligations	8.1	9.2
Other	9.0	11.2
Total accrued expenses	$119.2	$142.4

Other long-term liabilities consisted of the following:

	January 28, 2023	January 29, 2022
	(In millions)
Workers’ compensation and general liability insurance	$12.2	$15.8
Finance lease obligations	8.2	7.8
Other	8.3	12.7
Total other long-term liabilities	$28.7	$36.3

Total discounted insurance liabilities for fiscal 2023 were $19.0 million, reflecting a 3.8% discount rate, and for fiscal 2022 were $25.7 million, reflecting a 0.4% discount rate. The long-term portion of certain workers’ compensation and general liability accruals are discounted to their net present value based on expected loss payment patterns determined by independent actuaries using actual historical payments.

The following table represents a five year schedule for estimated future long term insurance liabilities:

Fiscal Year-Ended	Liability
(In millions)
2025	$3.5
2026	2.9
2027	2.3
2028	1.3
2029	0.7
Thereafter	1.5
Total long-term workers’ compensation and general liability insurance	$12.2

Note 7—Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	January 28, 2023	January 29, 2022
	(In millions)
Land and buildings	$53.0	$52.5
Furniture, fixtures and equipment	378.6	366.9
Purchased software and computer equipment	110.0	110.8
Leasehold improvements	421.9	374.6
Construction in progress	2.6	6.6
Finance lease assets	33.6	28.7
	999.7	940.1
Less accumulated depreciation and amortization	(711.9)	(683.3)
Property, equipment and leasehold improvements, net	$287.8	$256.8

Depreciation expense was $71.9 million in fiscal 2023, $73.2 million in fiscal 2022 and $73.1 million in fiscal 2021.

Note 8—Goodwill and Other Intangible Assets

The Company acquired certain intangible assets and recognized goodwill based on the excess of purchase price over the fair value of assets acquired and liabilities assumed.

As of October 30, 2022, the Company performed a quantitative impairment analysis of the indefinite lived intangible assets including the JOANN trade name and joann.com domain name. The Company compared the fair value of the intangible assets to the carrying value utilizing a relief from royalty approach. We considered a Level 3 measurement approach to assess the fair value of these assets and included a weighted average cost of capital of 14.7% in our assessment. Based on the analysis performed, the carrying value of the JOANN trade name exceeded the fair value; therefore, the Company recorded a non-cash pre-tax impairment charge of $95.0 million. This charge was recorded as trade name impairment within the accompanying Consolidated Statements of Comprehensive Income (Loss) during the fourth quarter of fiscal 2023. The analysis performed did not indicate that the carrying value of the joann.com domain name exceeded the fair value; therefore, no impairment charge was recorded. If the Company's operating results deteriorate further, an impairment charge could be recognized in future periods.

The carrying amount and accumulated amortization of identifiable intangible assets was:

		January 28, 2023		January 29, 2022
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Indefinite-lived intangible assets:
JOANN trade name (1)		$230.0	$—	$325.0	$—
joann.com domain name		10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	0.1	0.1	—
Technology	3	5.3	1.6	—	—
Customer relationships	16	110.0	81.6	110.0	74.8
Total intangible assets		$355.4	$83.3	$445.1	$74.8

(1)
The gross carrying value of the JOANN trade name is reflected net of $100.0 million of accumulated impairment charges as of January 28, 2023.

For fiscal 2023, fiscal 2022 and fiscal 2021, intangible asset amortization expense of $8.5 million, $6.9 million and $6.9 million, respectively, was recognized by the Company. The weighted average remaining amortization period of finite-lived intangible assets as of January 28, 2023 and January 29, 2022 approximated 3.9 years and 5.1 years, respectively.

The remaining amortization of intangible assets with definitive lives by year is as follows (in millions):

Fiscal Year	Amortization
2024	$8.7
2025	8.7
2026	7.0
2027	6.9
2028	0.8
Thereafter	—
Total	$32.1

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

An intangible asset for WeaveUp’s developed technology with a value of $5.3 million was recorded as a result of the acquisition. The intangible asset will be amortized over its estimated useful life of 3 years. The other assets and liabilities acquired in the purchase of WeaveUp were not material.

Also as of October 30, 2022, the Company performed a quantitative impairment analysis of goodwill related to the JOANN reporting unit. The implied fair value of our reporting unit is determined based on significant unobservable inputs and these inputs fall within Level 3 of the fair value hierarchy. The Company performed a discounted cash flow analysis and a market multiple analysis and used the resulting average as the reporting unit's fair value. The estimated fair value of the reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%, resulting in no goodwill impairment for the reporting unit. If the reporting unit's operating results deteriorate further, an impairment charge could be recognized in future periods.

Changes in the carrying value of goodwill were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

Note 9—Income Taxes

The significant components of the income tax provision (benefit) were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Current:
Federal	$(1.1)	$11.7	$18.9
State and local	0.9	1.7	13.0
	(0.2)	13.4	31.9
Deferred:
Federal	(54.7)	0.1	(1.8)
State and local	(18.3)	(0.5)	(2.1)
	(73.0)	(0.4)	(3.9)
Income tax provision (benefit)	$(73.2)	$13.0	$28.0

The reconciliation of the income tax provision (benefit) at the statutory rate to the income tax provision (benefit) was as follows:

	Fiscal Year Ended
	January 28, 2023		January 29, 2022		January 30, 2021
	(In millions)
Federal income tax provision (benefit) at the statutory rate	$(57.0)	21.0%	$14.6	21.0%	$50.5	21.0%
Effect of:
Changes in valuation allowances	(1.2)	0.4	(0.4)	(0.6)	(25.5)	(10.6)
State and local taxes, net of federal benefit	(13.1)	4.8	1.7	2.4	12.8	5.3
Revaluation of federal NOL carryback	—	—	—	—	(4.8)	(2.0)
Officers’ life insurance	(1.4)	0.5	(1.3)	(1.9)	(0.4)	(0.2)
Uncertain tax positions (inclusive of penalties and interest)	(0.2)	0.1	0.1	0.1	(0.5)	(0.2)
Federal general business credits	(1.4)	0.5	(1.0)	(1.4)	(0.8)	(0.3)
Revaluation of deferred tax liability due to state tax law changes	—	—	(1.0)	(1.4)	(0.2)	(0.1)
Other, net	1.1	(0.3)	0.3	0.5	(3.1)	(1.2)
Income tax provision (benefit)	$(73.2)	27.0%	$13.0	18.7%	$28.0	11.7%

The Company’s effective income tax rate for fiscal 2023 was 27.0%, an income tax benefit on a pre-tax book loss, compared to the rate for fiscal 2022, which was 18.7%, an income tax provision on pre-tax book income. The effective tax rate increased from fiscal 2022 to fiscal 2023 because there was a pre-tax loss in fiscal 2023 and pre-tax income in fiscal 2022. The Company's favorable permanent book-tax differences decrease the effective tax rate when applied to pre-tax income, while these favorable permanent book-tax differences increase the effective tax rate when there is a pre-tax loss.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law by the President on March 27, 2020. Among other things, it provides economic relief to individuals and businesses. Tax law changes in the CARES Act impacted the Company in a number of different ways, including enhanced interest expense deductibility for fiscal 2020 and fiscal 2021 resulting from changes to the computation of the related limitation, carrying back net operating losses for fiscal 2020 and fiscal 2021 to the five prior years, including tax years with a 35% corporate income tax rate, and full depreciation qualified improvement property in the year the property is placed in service, starting with fiscal 2020 and fiscal 2021, because of a technical correction to the Tax Cuts and Jobs Act of 2017.

The Company recorded additional valuation allowances during fiscal 2020 to reflect that the deferred tax assets relating to the federal interest expense deduction, the federal charitable contribution deduction and state income/franchise tax credits were determined to be not realizable based on the available sources of income. However, during fiscal 2021, the Company released the valuation allowances relating to the federal interest expense deduction and the federal charitable contribution deduction because there was an increase in pre-tax income and changes to the associated tax law through the CARES Act, which resulted in sufficient taxable income in the current fiscal year to fully utilize the related carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	January 28, 2023	January 29, 2022
	(In millions)
Deferred tax assets:
Lease obligations	$225.2	$231.1
Federal net operating loss carryforwards	26.7	1.0
Interest expense carryforward	15.1	1.8
Inventory items	9.3	9.3
Team member benefits	9.1	11.6
State net operating loss carryforwards	6.9	0.4
State credits	1.9	2.1
Other	9.5	5.3
Subtotal	303.7	262.6
Valuation allowances	(3.7)	(3.9)
Total deferred tax assets	300.0	258.7
Deferred tax liabilities:
Depreciation	(50.3)	(43.7)
Identified intangibles	(68.3)	(94.4)
Operating lease assets	(198.3)	(208.3)
Total deferred tax liabilities	(316.9)	(346.4)
Net deferred taxes	$(16.9)	$(87.7)

Income taxes are estimated for federal and each state jurisdiction in which the Company operates. This approach involves assessing the current tax exposure together with temporary differences which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are established based on these assessments. Deferred tax assets are evaluated for recoverability based on future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. The Company’s valuation allowances were $3.7 million and $3.9 million as of January 28, 2023 and January 29, 2022, respectively. The valuation allowances decreased due to the utilization of the related state tax credits on state tax returns filed during fiscal 2023. Many years of data have been incorporated into the determination of tax reserves, and the Company’s estimates have historically proven to be reasonable.

The Company has approximately $127.1 million of gross federal net operating loss (“NOL”) carryforwards, of which $122.3 million can be carried forward indefinitely. The Company also has approximately $128.3 million of gross state NOL carryforwards, of which $24.9 million can be carried forward indefinitely. The NOL carryforwards that cannot be carried forward indefinitely will expire beginning in fiscal 2024 through fiscal 2043. The Company has net state tax credits of $1.9 million, with a full valuation allowance of $1.9 million related to state tax credits.

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

A reconciliation of the beginning and ending amounts of uncertain tax positions for the past three fiscal years is as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Balance at beginning of fiscal year	$1.2	$1.2	$9.9
Increases related to prior year tax positions	0.2	0.4	0.3
Decreases related to prior year tax positions	—	—	—
Settlements	—	(0.2)	(8.7)
Lapse of statute of limitations	(0.4)	(0.2)	(0.3)
Balance at end of fiscal year	$1.0	$1.2	$1.2

At the end of fiscal 2023, the Company’s uncertain tax positions were $1.0 million, of which $0.8 million would affect the effective tax rate, if recognized. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.1 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued as of the end of fiscal 2023 and fiscal 2022 was $0.1 million for both periods.

During fiscal 2021, the Company settled a dispute with the IRS relating to the fiscal 2015 to 2018 tax years. Prior to the settlement, the Company had an unrecognized income tax benefit of $8.7 million relating to these tax years.

Note 10—Stock-Based Compensation

Equity Incentive Plans

In March 2011, the 2011 Stock Option Plan of Needle Holdings was adopted, authorizing Needle Holdings to provide certain team members with options to purchase Needle Holdings common shares. In October 2012, as part of the formation of the Holding Company, the Stock Option Plan, dated October 16, 2012 (the “2012 Plan”), formerly known as the 2011 Stock Option Plan of Needle Holdings, was assumed by the Holding Company. With the approval of the JOANN Inc. 2021 Equity Incentive Plan, as discussed below, no additional grants will be made under the 2012 Plan.

In connection with its initial public offering, the Company adopted the JOANN Inc. 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the grant of stock options, restricted stock units and other stock-based awards to team members and non-employee directors. The maximum number of shares of the Company's common stock available for issuance under the 2021 Plan is equal to 2,000,000 shares of the Company's common stock subject to an annual automatic increase equal to 4% of the total number of shares outstanding on the last day of the immediately preceding fiscal year or a lesser number as determined by the Company’s board of directors. As of January 28, 2023, there were 2,780,563 awards available to be issued under the 2021 Plan.

Retirement Provision Modification to Stock Option and Equity Incentive Plans

On August 17, 2022, the Board of Directors approved an amendment to both the 2012 Plan and the 2021 Plan, which allows for the continued vesting of a participant’s awards upon retirement from the Company, provided they meet certain eligibility requirements. In the event an employee retires and does not meet these requirements, the award is forfeited. As a result of these plan modifications, the Company recognized $2.5 million in accelerated stock-based compensation expense within the Consolidated Statements of Comprehensive Income (Loss) during fiscal 2023.

Stock Options

Stock options expire ten years after the date of grant. The options vest and become exercisable based on continued service to the Company. Stock options granted under the 2012 Plan vest over five years at 40% after the first two years and 20% each year thereafter. Stock options granted under the 2021 Plan have a graded vesting period of four years whereby one-fourth of the awards vest on each of the anniversaries of the grant date.

The following is a summary of stock option activity for fiscal 2023:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of fiscal 2023	2,841,452	$7.78
Granted	1,347,695	$10.47
Exercised	(36,740)	$11.03
Cancelled	(558,483)	$8.88
Outstanding at end of fiscal 2023	3,593,924	$8.59	6.9	$1.6
Exercisable at end of fiscal 2023	1,626,146	$7.73	5.2	$0.8

The total intrinsic value of stock options exercised was less than $0.1 million and $3.0 million in fiscal 2023 and fiscal 2022, respectively. There were no stock options exercised in fiscal 2021 and, as such, there was no intrinsic value to be calculated and no cash proceeds received. Cash proceeds from the exercise of stock option awards were $0.4 million and $1.8 million in fiscal 2023 and fiscal 2022, respectively.

The weighted-average fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Weighted-average fair value per option	$3.45	$4.02	$0.50
Expected volatility rate	49.11%	48.00%	41.25%
Risk free interest rate	2.01%	1.04%	0.68%
Expected term of options	6.3 years	6.3 years	7.0 years
Expected dividend yield	4.2%	3.3%	0.0%

Expected stock price volatility was estimated using the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term of the awards. The risk-free interest rate was determined using an interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term. Due to a lack of statistically significant historical data, related to the options issued under the 2021 Plan and corresponding exercises, the expected term was determined using a simplified approach, calculated as the mid-point between the graded vesting period and the contractual life of the award. The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. The Company accounts for forfeiture of non-vested options as they occur.

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

The following is a summary of restricted stock unit activity for fiscal 2023:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at beginning of fiscal 2023	196,283	$12.85
Granted	544,514	$9.78
Released	(95,040)	$12.10
Forfeited	(94,116)	$10.77
Unvested at end of fiscal 2023	551,641	$10.30

The total fair value of shares that vested during fiscal 2023 was $1.2 million. There were no such vestings during fiscal 2022 or fiscal 2021.

ESPP

The Company's ESPP allows eligible team members to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods, with a new offering period commencing on the first trading day on or after January 1 and July 1 of each year. Team members may purchase shares in each offering period at 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever price is lower. The maximum number of shares of the Company's common stock available for issuance under the ESPP is equal to 400,000 shares subject to an annual automatic increase equal to the lesser of 1% of the total number of shares outstanding on the last day of the immediately preceding calendar year, 400,000 shares or a lesser number as determined by the Company’s board of directors.

The weighted-average fair value of shares issued under the ESPP was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended
January 28, 2023
Weighted-average fair value per share issued	$0.68
Expected volatility rate	55.33%
Risk free interest rate	4.11%
Expected term	0.5 years
Expected dividend yield	1.7%

Expected stock price volatility was estimated using the historical volatility for the Company based on daily price observations over a period equivalent to the expected term. The risk-free interest rate was determined using an interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected term. The expected term was determined using the time period between the beginning of the offering period and the end of the offering period. The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the share price on the date of grant. The Company accounts for forfeitures as they occur.

During fiscal 2023, the Company issued 350,834 shares of common stock under the ESPP at an average price of $3.64, resulting in proceeds of $1.3 million and a recorded loss upon reissuance of $1.8 million within additional paid in capital, which resulted from the plan's discount on purchase. There were no such issuances during fiscal 2022. As of January 28, 2023, the Company had 849,166 shares of common stock available for issuance under the ESPP.

Stock-based Compensation Expense

The following table shows the expense recognized by the Company for stock-based compensation:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Stock-based compensation expense	$7.3	$2.5	$1.5

As of January 28, 2023, there was $5.9 million of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 1.9 years. Stock-based compensation expense is recorded in Selling, general and administrative expenses within the accompanying Consolidated Statements of Comprehensive Income (Loss).

Note 11—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings per share. In periods in which a net loss has occurred, as is the case for fiscal 2023, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted income (loss) per share for fiscal 2023, fiscal 2022 and fiscal 2021:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions except per share data)
Net income (loss)	$(200.6)	$56.7	$212.3

Weighted-average common shares outstanding – basic	40.7	40.8	34.9
Effect of dilutive stock-based awards	—	1.3	0.9
Weighted-average common shares outstanding – diluted	40.7	42.1	35.8

Basic earnings (loss) per common share	$(4.93)	$1.39	$6.08
Diluted earnings (loss) per common share	$(4.93)	$1.35	$5.93

Antidilutive stock-based awards excluded from diluted calculation	4.6	1.4	1.2

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

The following table shows revenue by product category:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(In millions)
Sewing	$1,009.2	$1,091.1	$1,399.3
Arts and Crafts and Home Décor	1,171.1	1,291.3	1,313.4
Other	36.6	35.2	49.6
Total	$2,216.9	$2,417.6	$2,762.3

Substantially all of the Company’s identifiable assets are located in the United States. The Company does not have significant sales outside the United States, nor does any customer represent more than 10% of total revenues for any period presented.

Note 13—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

The Company has various purchase commitments related to agreements for technology and other purchases, in which minimum guaranteed payments are required. These payments total $17.8 million and are required to be paid over the next three fiscal years.

Note 14—Savings Plan Retirement and Postretirement Benefits

The Company sponsors the 401(k) Plan, which is a tax deferred savings plan whereby eligible team members may elect to contribute up to 50% of annual compensation on a pre-tax basis. The Company makes a 50% matching contribution up to six percent of the team member’s annual compensation. The Company match is made in cash and is participant-directed. The amount of the Company’s matching contribution was $2.6 million in fiscal 2023, $2.9 million in fiscal 2022 and $2.6 million in fiscal 2021. The Company does not provide post-retirement health care benefits for its team members.

Note 15—Gain on Sale and Leaseback of Distribution Center

During the second quarter of fiscal 2022, the Company completed a sale and leaseback transaction for its distribution center located in Opelika, Alabama for a sale price of $48.1 million. The transaction qualifies for sales recognition under the sale leaseback accounting requirements, and the Company recorded a gain of $24.5 million. Net after tax proceeds from the sale were primarily used to repay borrowings under the Term Loan due 2023 and ABL Facility.

The lease related to this transaction has an initial term of 20 years and two 10-year extension options. At commencement of the lease, the Company recorded operating lease liabilities of $37.5 million and operating lease assets of $37.5 million. The discount rate for the lease was 6.28%.

Note 16—Subsequent Events

The Company entered into the Third Amendment to the ABL Facility on the Closing Date.

The Third Amendment, among other things, adds a series of FILO Loans in an aggregate amount of $100.0 million, the full amount of which was drawn on the Closing Date and a portion of which proceeds were used, among other things, to refinance a portion of the revolving loans drawn and outstanding under the ABL Facility immediately prior to the Closing Date. The FILO Loans mature at the same time as the commitments under the ABL Facility on December 22, 2026. The FILO Loans will not amortize. The FILO Loans are secured overnight financing rate ("SOFR") loans, that bear monthly interest at an annual rate of 9.75% with one 100 basis point stepdown based on minimum Consolidated EBITDA (as defined in the Third Amendment) and are subject to a SOFR floor of 1.50%.

The Third Amendment also amends the ABL Facility to (i) include certain trade receivables in the borrowing base, (ii) provide that loans drawn pursuant to the Revolving Commitments (as defined in the Third Amendment) may be made at the Company's election as base rate loans or SOFR loans and (iii) increases the applicable margin for SOFR loans to 2.00% with two twenty-five basis point step-downs based on excess availability. Revolving Loans (as defined in the Third Amendment) made in SOFR are subject to a credit spread adjustment of 0.10% and a floor of 0.00%.

Other than the changes described above, all other material provisions of the ABL Facility remain unchanged and as previously disclosed.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of January 28, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2023, our disclosure controls and procedures were effective in ensuring that material information for the Company is recorded, summarized and reported within the appropriate time periods to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is reported within the time periods specified by the SEC's rules and forms and are designed to ensure that the information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 28, 2023 based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of January 28, 2023. The Company's internal control over financial reporting as of January 28, 2023 has been audited by Ernst & Young LLP as stated in their report which appears herein.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended January 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of JOANN Inc.

Opinion on Internal Control over Financial Reporting

We have audited JOANN Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JOANN Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, and the related consolidated statements of comprehensive income (loss), shareholders' equity (deficit) and cash flows for the years ended January 28, 2023, January 29, 2022 and January 30, 2021, and the related notes and our report dated April 4, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio

April 4, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated herein by reference to the fiscal 2023 Proxy Statement.

Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Information About Our Executive Officers,” as permitted by the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the fiscal 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the fiscal 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the fiscal 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the fiscal 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)
Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page 50.

(2)
Financial Statement Schedules:

All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in 15(1) above.

(3)
Exhibits:

The exhibits listed in the accompanying Index to Exhibits below are filed or incorporated by reference into this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-40204	3.1	03/19/21

3.2	Amended and Restated Bylaws of the Company	8-K	001-40204	3.2	03/19/21

4.1	Amended and Restated Stockholders Agreement, dated March 16, 2021, among the Company and certain of its stockholders	8-K	001-40204	10.1	03/19/21

4.2	Description of the Registrant’s Securities	10-K	001-40204	4.2	04/01/21

10.1	Amended and Restated Credit Agreement, dated October 21, 2016, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.1	02/16/21

10.2	First Amendment to Amended and Restated Credit Agreement, dated November 25, 2020, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.1.1	02/16/21

10.3	Second Amendment to Amended and Restated Credit Agreement, dated December 22, 2021, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	10-K	001-40204	10.3	03/18/22

10.4	Credit Agreement, dated October 21, 2016, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.2	02/16/21

10.5	Incremental Amendment No. 1, dated July 21, 2017, by and among Jo-Ann Stores, LLC, Needle Holdings LLC and Bank of America, N.A.	S-1	333-253121	10.2.1	02/16/21

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.6	Amendment No. 2 to Credit Agreement, dated July 7, 2021, among Jo-Ann Stores, LLC, as borrower, Needle Holdings LLC and the other guarantor parties from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent and lender	8-K	001-40204	10.1	07/08/21

10.7#	Employment Agreement by and between Jo-Ann Stores, LLC and Wade Miquelon	S-1	333-253121	10.4	02/16/21

10.8#	Amended and Restated Severance Agreement by and between Jo-Ann Stores, LLC and Wade Miquelon	S-1	333-253121	10.5	02/16/21

10.9#	Severance Agreement by and between Jo-Ann Stores, LLC and Janet Duliga	S-1	333-253121	10.7	02/16/21

10.10#	Severance Agreement by and between Jo-Ann Stores, LLC and Christopher DiTullio	S-1	333-253121	10.8	02/16/21

10.11#	Severance Agreement by and between Jo-Ann Stores, LLC and Robert Will	S-1	333-253121	10.9	02/16/21

10.12#	Severance Agreement by and between Jo-Ann Stores, LLC and Scott Sekella	10-Q	001-40204	10.6	12/12/22

10.13#	Stock Option Plan of the Company, dated October 16, 2012	S-1	333-253121	10.10	02/16/21

10.14#	Form of Option Agreement under the Stock Option Plan of the Company, dated October 16, 2012	S-1	333-253121	10.11	02/16/21

10.15#	Notice of Amendment to Stock Option Agreement(s), effective August 17, 2022, under the Stock Option Plan of Jo-Ann Stores Holdings Inc. and/or JOANN Inc. 2021 Equity Incentive Plan	10-Q	001-40204	10.3	12/12/22

10.16#	2021 Equity Incentive Plan of the Company	S-1/A	333-253121	10.12	03/04/21

10.17#	Notice of Amendment to Restricted Stock Unit Agreement(s), effective August 17, 2022, under the JOANN Inc. 2021 Equity Incentive Plan.	10-Q	001-40204	10.4	12/12/22

10.18#	Form of Option Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.13	03/04/21

10.19#	Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (starting August 2022)	10-Q	001-40204	10.2	12/12/22

10.20#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.14	03/04/21

10.21#	Form of RSU Award Agreement under the 2021 Equity Incentive Plan	S-1/A	333-253121	10.15	03/04/21

10.22#	Form of RSU Award Agreement to certain employees under the 2021 Equity Incentive Plan (effective February 2022)	10-Q	001-40204	10.1	06/03/22

10.23#	Form of RSU Award Agreement to non-employee directors under the 2021 Equity Incentive Plan (effective February 2022)	10-Q	001-40204	10.2	06/03/22

10.24#	Form of Restricted Stock Unit Grant Notice and Award Agreement (employees) under the JOANN Inc. 2021 Equity Incentive Plan (starting August 2022)	10-Q	001-40204	10.1	12/12/22

10.25#	JOANN Inc. 2021 Employee Stock Purchase Plan (amended and restated on October 11, 2022)	10-Q	001-40204	10.5	12/12/22

10.26#	Non-Employee Director Compensation Policy of the Company	S-1/A	333-253121	10.17	03/04/21

10.27#	Form of Indemnification Agreement	S-1/A	333-253121	10.18	03/04/21

21.1	List of subsidiaries of JOANN Inc.	S-1	333-253121	21.1	02/16/21

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					*

31.1	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.2	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith

** Furnished herewith

# Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOANN INC.

Dated: April 4, 2023	By:	/s/ Scott Sekella
	Name:	Scott Sekella
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade Miquelon Wade Miquelon	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	April 4, 2023

/s/ Scott Sekella Scott Sekella	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 4, 2023

/s/ Lily Chang Lily Chang	Director	April 4, 2023

/s/ Marybeth Hays Marybeth Hays	Director	April 4, 2023

/s/ Anne Mehlman Anne Mehlman	Director	April 4, 2023

/s/ Jonathan Sokoloff Jonathan Sokoloff	Director	April 4, 2023

/s/ Darrell Webb Darrell Webb	Director	April 4, 2023

/s/ Brian Coleman Brian Coleman	Director	April 4, 2023