Form 10-Q
period 2023-04-29
JOANN Inc.
filed 2023-06-06
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

As of June 2, 2023, the registrant had 41,176,486 shares of common stock, par value $0.01 per share, outstanding.

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
•
our ability to execute on our strategy to renovate and improve the performance of our existing store locations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	April 29, 2023	April 30, 2022	January 28, 2023
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$19.7	$22.3	$20.2
Inventories	589.0	674.5	584.1
Prepaid expenses and other current assets	51.2	58.2	38.6
Total current assets	659.9	755.0	642.9

Property, equipment and leasehold improvements, net	288.0	263.1	287.8
Operating lease assets	764.1	803.2	778.4
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	270.0	373.6	272.1
Other assets	33.8	35.4	37.6
Total assets	$2,177.8	$2,392.3	$2,180.8

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$209.4	$194.0	$197.5
Accrued expenses	109.6	127.4	119.2
Current portion of operating lease liabilities	177.2	169.5	177.5
Current portion of long-term debt	6.8	6.8	6.8
Total current liabilities	503.0	497.7	501.0

Long-term debt, net	1,031.9	931.0	976.0
Long-term operating lease liabilities	695.1	725.5	707.3
Long-term deferred income taxes	17.5	88.8	16.9
Other long-term liabilities	27.6	34.3	28.7

Shareholders’ equity (deficit):
Common stock, stated value $0.01 per share; 200.0 million authorized; issued 44.1 million shares at April 29, 2023, April 30, 2022 and January 28, 2023	0.4	0.4	0.4
Additional paid-in capital	212.0	203.7	208.0
Retained (deficit)	(293.4)	(64.5)	(239.2)
Accumulated other comprehensive income	9.1	5.3	8.3
Treasury stock at cost; 2.9 million shares at April 29, 2023, 3.4 million shares at April 30, 2022 and 3.0 million shares at January 28, 2023	(25.4)	(29.9)	(26.6)
Total shareholders’ equity (deficit)	(97.3)	115.0	(49.1)
Total liabilities and shareholders’ equity (deficit)	$2,177.8	$2,392.3	$2,180.8

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(In millions except per share data)
Net sales	$478.1	$498.0
Cost of sales	229.1	257.3
Selling, general and administrative expenses	262.9	259.1
Depreciation and amortization	20.3	20.1
Operating (loss)	(34.2)	(38.5)
Interest expense, net	25.3	11.2
Investment remeasurement	—	1.0
(Loss) before income taxes	(59.5)	(50.7)
Income tax (benefit)	(7.8)	(15.6)
Loss from equity method investments	2.5	—
Net (loss)	$(54.2)	$(35.1)

Other comprehensive income (loss):
Cash flow hedges	1.1	4.7
Income tax (provision) on cash flow hedges	(0.3)	(1.2)
Other comprehensive income	0.8	3.5
Comprehensive (loss)	$(53.4)	$(31.6)

(Loss) per common share:
Basic	$(1.31)	$(0.86)
Diluted	$(1.31)	$(0.86)
Weighted-average common shares outstanding:
Basic	41.3	40.6
Diluted	41.3	40.6

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(In millions)
Net cash provided by (used for) operating activities:
Net (loss)	$(54.2)	$(35.1)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Non-cash operating lease expense	43.7	41.4
Depreciation and amortization	20.3	20.1
Deferred income taxes	0.4	(0.1)
Stock-based compensation expense	5.3	1.0
Amortization of deferred financing costs and original issue discount	0.7	0.5
Investment remeasurement	—	1.0
Loss on disposal and impairment of fixed assets	0.1	—
Loss on equity method investment	2.5	—
Changes in operating assets and liabilities:
(Increase) in inventories	(4.9)	(15.9)
(Increase) in prepaid expenses and other current assets	(10.4)	(18.9)
Increase (decrease) in accounts payable	11.9	(59.8)
(Decrease) in accrued expenses	(7.4)	(16.3)
(Decrease) in operating lease liabilities	(41.9)	(38.5)
(Decrease) in other long-term liabilities	(1.2)	(3.7)
Other, net	1.3	2.1
Net cash (used for) operating activities	(33.8)	(122.2)
Net cash (used for) investing activities:
Capital expenditures	(18.5)	(19.3)
Other investing activities	(1.5)	(4.3)
Net cash (used for) investing activities	(20.0)	(23.6)
Net cash provided by (used for) financing activities:
Term loan payments	(3.4)	(3.4)
FILO proceeds	97.0	—
Borrowings on revolving credit facility	151.9	221.7
Payments on revolving credit facility	(185.9)	(66.2)
Principal payments on finance lease obligations	(2.1)	(2.3)
Proceeds from employee stock purchase plan and exercise of stock options	0.1	0.4
Payments of taxes related to the net issuance of team member stock awards	(0.1)	(0.1)
Dividends paid	—	(4.5)
Financing fees paid	(4.2)	—
Net cash provided by financing activities	53.3	145.6
Net (decrease) in cash and cash equivalents	(0.5)	(0.2)
Cash and cash equivalents at beginning of period	20.2	22.5
Cash and cash equivalents at end of period	$19.7	$22.3
Cash paid (received) during the period for:
Interest	$21.9	$10.4
Income taxes, net of (refunds)	(1.7)	(0.4)

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' (Deficit)
	(In millions)
Balance, January 28, 2023	41.1	3.0	$0.4	$208.0	$(26.6)	$(239.2)	$8.3	$(49.1)
Net (loss)	—	—	—	—	—	(54.2)	—	(54.2)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	—	5.3	—	—	—	5.3
Exercise of stock options	—	—	—	(0.4)	0.4	—	—	—
Vesting of restricted stock units	0.1	(0.1)	—	(0.9)	0.8	—	—	(0.1)
Balance, April 29, 2023	41.2	2.9	$0.4	$212.0	$(25.4)	$(293.4)	$9.1	$(97.3)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(In millions)
Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(35.1)	—	(35.1)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5
Dividends – $0.11 per share	—	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	1.0	—	—	—	1.0
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.7)	0.6	—	—	(0.1)
Balance, April 30, 2022	40.7	3.4	$0.4	$203.7	$(29.9)	$(64.5)	$5.3	$115.0

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”), with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for 80 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. In order to best serve its customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer that provides Creative Products to its customers whenever and however they want. As of April 29, 2023, the Company operated 831 store locations in 49 states.

Basis of Presentation

The accompanying Consolidated Financial Statements and these notes are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The Consolidated Financial Statements reflect all normal, recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations and cash flows for all periods presented. The Consolidated Financial Statements, however, do not include all information necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Consolidated Financial Statements and these notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the fiscal year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2024 consists of 53 weeks and ends February 3, 2024. The fiscal quarters ended April 29, 2023 and April 30, 2022 were both comprised of 13 weeks.

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

Related Party Transactions

During the thirteen weeks ended April 30, 2022, the Company paid dividends of $3.1 million to LGP as part of the Company's quarterly dividend payments. The Company did not pay any dividends during the first quarter of fiscal 2024.

Note 2—Financing

Long-term debt consisted of the following:

	April 29, 2023	April 30, 2022	January 28, 2023
	(In millions)
ABL Facility	$290.0	$276.5	$324.0
Term Loan due 2028	663.2	669.9	666.6
FILO Loan	100.0	—	—
Total debt	1,053.2	946.4	990.6
Less unamortized discount and debt costs	(14.5)	(8.6)	(7.8)
Total debt, net	1,038.7	937.8	982.8
Less current portion of debt	(6.8)	(6.8)	(6.8)
Long-term debt, net	$1,031.9	$931.0	$976.0

ABL Facility

On October 21, 2016, the Company entered into a senior secured asset based revolving credit facility (as amended from time to time, the "ABL Facility"), which originally provided for senior secured financing of up to $400.0 million, subject to a borrowing base, maturing on October 20, 2021. On November 25, 2020, the Company entered into an agreement to amend various terms of the ABL Facility, which provided for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on November 25, 2025.

On December 22, 2021, the Company entered into an agreement to amend various terms of the ABL Facility, which provides for senior secured financing of up to $500.0 million, subject to a borrowing base, maturing on December 22, 2026. No changes were made to the borrowing base formula. The ABL Facility is secured by a first priority security interest in JOANN’s inventory, accounts receivable and related assets with a second priority interest in all other assets, excluding real estate. It also continues to be guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

As further described under FILO Loans below, on March 10, 2023, the Company entered into a third amendment to the ABL Facility (the “Third Amendment"). As amended by the Third Amendment, the ABL Facility base rate loans bear an additional margin of 1.00% when average historical excess capacity is less than 33.33% of the maximum credit, 0.75% when average historical excess capacity is greater than 33.33% but less than 66.67% of the maximum credit, and 0.50% when average historical excess capacity is greater than or equal to 66.67% of the maximum credit. Prior to March 10, 2023, under the ABL Facility, the base rate loans bore an additional margin of 0.50% when average historical excess capacity is less than 40.00% of the maximum credit and 0.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit.

The Third Amendment also replaced LIBOR as the interest rate benchmark under the credit agreement with the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"). Term SOFR loans, previously Eurodollar rate loans, bear an additional margin of 2.00% when average historical excess capacity is less than 33.33% of the maximum credit, 1.75% when average historical excess capacity is greater than 33.33% but less than 66.67% of the maximum credit, and 1.50% when average historical excess capacity is greater than or equal to 66.67% of the maximum credit. Eurodollar rate loans bore an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the ABL Facility are calculated based on a rate of 0.20% per annum. During the first quarter of fiscal 2024, the London Inter-Bank Offered Rate ("LIBOR") ceased to be the interest rate benchmark and SOFR became the LIBOR successor rate. The Company has the option to request an increase in the size of the ABL Facility up to $150.0 million (for a total facility of $650.0 million) in increments of not less than $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the ABL Facility are under no obligation to provide any such additional amounts.

As of April 29, 2023, there were $290.0 million of borrowings on the ABL Facility, and the Company’s outstanding letters of credit obligation was $17.9 million. As of April 29, 2023, the Company’s excess availability on the ABL Facility was $61.3 million. During the first quarter of fiscal 2024, the weighted average interest rate for borrowings under the ABL Facility was 6.68%, compared to 1.63% for the first quarter of fiscal 2023. As of April 30, 2022, the Company had $276.5 million of borrowings on the ABL Facility, and the Company’s outstanding letters of credit obligation was $18.1 million. As of April 30, 2022, the Company’s excess availability on the ABL Facility was $122.7 million.

FILO Loans

On March 10, 2023 (the “Closing Date”), the Company entered into the Third Amendment to the ABL Facility. The Third Amendment, among other things, adds a series of first-in last-out loans (the “FILO Loans”) in an aggregate amount of $100.0 million, the full amount of which was drawn on the Closing Date and a portion of which proceeds were used, among other things, to refinance a portion of the revolving loans drawn and outstanding under the ABL Facility immediately prior to the Closing Date. The FILO Loans are secured by a subordinate priority security to the ABL Facility interest in JOANN’s inventory, accounts receivable and related assets with a second priority interest in all other assets, excluding real estate. The FILO Loans are guaranteed by existing and future wholly-owned subsidiaries of JOANN, subject to certain exceptions.

The FILO Loans and the revolving commitments under the credit agreement (the “Revolving Commitments”) mature on December 22, 2026. The FILO Loans will not amortize. The FILO Loans are SOFR loans (as defined in the Third Amendment), that bear monthly interest at an annual rate of 9.75% with one 100 basis point stepdown based on minimum Consolidated EBITDA (as defined in the Third Amendment) and are subject to a SOFR floor of 1.50%.

The Third Amendment also amends the credit agreement to (i) include certain trade receivables in the borrowing base, (ii) provide that loans drawn pursuant to the Revolving Commitments may be made at JOANN’s election as base rate loans or SOFR loans and (iii) increases the applicable margin for SOFR loans to 2.00% with two twenty-five basis point step-downs based on excess availability. Revolving loans made in SOFR are subject to a credit spread adjustment of 0.10% and a floor of 0.00%.

Other than the changes described above, all other material provisions of the credit agreement remain unchanged and as previously disclosed.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the credit agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding first-lien term loan credit facility due 2023, as well as to reduce amounts borrowed under the ABL Facility and pay related fees and expenses. Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. Other than the changes described above, all other material provisions of the credit agreement remain unchanged. During the first quarter of fiscal 2024, the weighted average interest rate for borrowings under the Term Loan due 2028 was 9.72% compared to 5.60% during the first quarter of fiscal 2023.

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be paid in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the ABL Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At April 29, 2023, the Company was in compliance with all covenants under its credit agreements.

For further details on the Company’s debt, see Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.

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

Interest Rate Swaps

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.44% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of April 29, 2023 was $8.9 million.

In May 2022, the Company entered into a second interest rate swap agreement with U.S. Bank N.A., which has a $250 million notional value with an effective date of July 26, 2023 and a maturity date of January 26, 2026. Beginning in October 2023, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 3.37% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. The fair value of the interest rate swap as of April 29, 2023 was $3.3 million.

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheet on a net basis. As of April 29, 2023, none of the netting arrangements involved collateral. The net fair value of the interest rate swaps as of April 29, 2023 was $12.2 million.

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

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen weeks ended April 29, 2023 and April 30, 2022 are presented in the table below:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(In millions)
Interest rate swap - $200M notional amount	$0.4	$4.7
Interest rate swap - $250M notional amount	0.7	—
Gain recognized in other comprehensive income (loss), gross of income taxes	$1.1	$4.7

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

Instrument	Balance Sheet Location	April 29, 2023	April 30, 2022
		(In millions)
Interest rate swaps - current	Prepaid expenses and other current assets	$5.9	$—
Interest rate swaps - long-term	Other assets	$6.3	$7.1

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s ABL Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loan due 2028 was determined based on quoted market prices or recent trades of this debt instrument in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair value of the Company’s Term Loan due 2028 as of April 29, 2023 and April 30, 2022:

	April 29, 2023		April 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2028 (a)	$655.7	$353.3	$661.3	$554.7

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

Note 5—Goodwill and Other Intangible Assets

The carrying amount of goodwill at April 29, 2023 and April 30, 2022 was as follows:

	April 29, 2023	April 30, 2022
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at April 29, 2023 and April 30, 2022 was as follows:

		April 29, 2023		April 30, 2022
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$230.0		$325.0	$—
Joann.com domain name	—	10.0		10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	(0.1)	0.1	(0.1)
Technology	3	5.3	(2.0)	5.3	(0.3)
Customer relationships	16	110.0	(83.3)	110.0	(76.4)
Total intangible assets		$355.4	$(85.4)	$450.4	$(76.8)

The Company recognized intangible asset amortization of $2.1 million and $2.0 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The weighted average amortization period of amortizable intangible assets as of April 29, 2023 approximated 3.7 years.

Note 6—Income Taxes

Effective Tax Rate

The effective income tax rate for the first quarter of fiscal 2024 was 13.1%, an income tax benefit on a pre-tax book loss, compared to the rate for the first quarter of fiscal 2023, which was 30.8%, also an income tax benefit on a pre-tax book loss. The effective tax rate decreased from the first quarter of fiscal 2023 to the first quarter of fiscal 2024 primarily because the Company anticipates, as of the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Internal Revenue Code of 1986, as amended, along with related state law. As the additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during the first quarter of fiscal 2024.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which have different tax rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the first quarter of fiscal 2024, unrecognized tax benefits were $1.0 million, of which $0.8 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the first quarter of both fiscal 2024 and fiscal 2023 was $0.1 million. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.1 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

Note 7—(Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Treasury stock is excluded from the denominator in calculating both basic and diluted earnings per share. In periods in which a net loss has occurred, as is the case for fiscal 2024, the dilutive effect of equity-based awards is not recognized and thus not utilized in the calculation of diluted loss per share, because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted earnings (loss) per share and the stock-based awards excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(In millions except per share data)
Net (loss)	$(54.2)	$(35.1)

Weighted-average common shares outstanding – basic	41.3	40.6
Effect of dilutive stock-based awards	—	—
Weighted-average common shares outstanding – diluted	41.3	40.6

Basic (loss) per common share	$(1.31)	$(0.86)
Diluted (loss) per common share	$(1.31)	$(0.86)

Antidilutive stock-based awards excluded from diluted calculation	7.5	4.2

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

The following table shows revenue by product category:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(In millions)
Sewing	$229.8	$237.0
Arts and Crafts and Home Décor	239.0	252.1
Other	9.3	8.9
Total	$478.1	$498.0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” section in this Quarterly Report on Form 10-Q and the “Summary Risk Factors” and “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ended January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2024 consists of 53 weeks and ends on February 3, 2024. The fiscal quarters ended April 29, 2023 and April 30, 2022 were both comprised of 13 weeks.

JOANN Overview

JOANN is the nation’s category leader in Sewing with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for 80 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. In order to best serve our customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer that provides Creative Products to our customers whenever and however they want.

Highlights for the Thirteen Weeks Ended April 29, 2023

•
Net sales decreased 4.0% compared to the first quarter of fiscal 2023, to $478.1 million, with total comparable sales decreasing 4.0% which compares to a 12.9% decrease in comparable sales for the same period in the prior fiscal year.
•
Gross profit increased 3.4% compared to the first quarter of fiscal 2023, to $249.0 million, at a rate to net sales of 52.1%, which was a 380 basis point increase compared to the same period in the prior fiscal year.
•
Net loss was $54.2 million in the first quarter of fiscal 2024, compared to net loss of $35.1 million in the same period in the prior fiscal year.

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

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including other amortization, investment remeasurements, costs related to strategic initiatives, excess import freight costs, technology development expenses, stock-based compensation expense, gains and losses on disposal and impairment of fixed and operating lease assets and other one-time costs. Our adjustments include, as a separate line item, excess import freight costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that added significant cost to our procurement of imported merchandise. These excess import freight costs included significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we did not normally incur. In a normative operating environment, we would procure 70% to 80% of our needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% to 15% premium to our contract rates. Accordingly, we established a baseline cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. Negotiation of our current contract rates was finalized in the second quarter of fiscal 2023. We have started to see a decline in overall ocean freight rates and a reduction in other fees associated with port congestion, which has positively impacted our cash payments. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
(In millions)	April 29, 2023	April 30, 2022
Net (loss)	$(54.2)	$(35.1)
Income tax (benefit)	(7.8)	(15.6)
Interest expense, net	25.3	11.2
Depreciation and amortization	20.3	20.1
Other amortization (1)	0.7	0.5
Investment remeasurement (2)	—	1.0
Strategic initiatives (3)	3.6	2.1
Excess import freight costs (4)	3.9	28.9
Technology development expense (5)	1.7	2.1
Stock-based compensation expense	5.3	1.0
Loss on disposal and impairment of fixed and operating lease assets	0.6	—
Loss from equity method investments	2.5	—
Other (6)	1.6	2.4
Adjusted EBITDA	$3.5	$18.6

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
(4)
As discussed in greater detail below, "Excess import freight costs" represents excess inbound freight costs (compared to our standard costs based on recently negotiated carrier rates) due to increased freight rates, in particular the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports arising from surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic.
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

Consolidated Income Data:

	Thirteen Weeks Ended
(In millions)	April 29, 2023	April 30, 2022
Net sales	$478.1	$498.0
Gross profit	249.0	240.7
SG&A expenses	262.9	259.1
Operating (loss)	(34.2)	(38.5)
Net (loss)	(54.2)	(35.1)

Other Operational Data:

	Thirteen Weeks Ended
(In millions)	April 29, 2023	April 30, 2022
Total (decrease) in comparable sales vs. prior year	(4.0)%	(12.9)%
Gross margin	52.1%	48.3%
SG&A expenses as a % of net sales	55.0%	52.0%
Operating (loss) as a % of net sales	(7.2)%	(7.7)%
Adjusted EBITDA (1)	$3.5	$18.6
Adjusted EBITDA as a % of net sales	0.7%	3.7%
Total store location count at end of period	831	846

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss).

Comparison of the Thirteen Weeks ended April 29, 2023 and April 30, 2022

Net Sales

Net sales were $478.1 million for the thirteen weeks ended April 29, 2023, a decrease of $19.9 million or 4.0% compared to the same period in fiscal 2023. Total comparable sales for the thirteen weeks ended April 29, 2023 decreased 4.0% compared with a total comparable sales decrease of 12.9% in the same period in fiscal 2023. The total comparable sales decline resulted primarily from a decrease in transaction volume. On a category basis, declines were most pronounced in our craft technology and seasonal businesses. Declines in our seasonal business were driven by strategic inventory receipt pullbacks in higher risk categories.

Gross Profit

Gross profit was $249.0 million for the thirteen weeks ended April 29, 2023, an increase of $8.3 million or 3.4% compared to the same period in fiscal 2023. Gross margin was 52.1% for the thirteen weeks ended April 29, 2023, an increase of 380 basis points compared to the thirteen weeks ended April 30, 2022. The increase in gross margin was primarily driven by declining carrier and fuel rates, both domestic and import, and improved clearance activity, partially offset by the timing and cycling of capitalized domestic freight expenses, the flowthrough of increased product costs and higher shrink activity.

Selling, General and Administrative Expenses

SG&A expenses were $262.9 million for the thirteen weeks ended April 29, 2023, an increase of $3.8 million or 1.5% compared to the same period in fiscal 2023. This increase was driven by incremental costs related to incentive and stock-based compensation as well as inflationary pressures on labor, particularly at our store locations, and other costs. These increases were partially offset by lower medical benefit costs as well as savings associated with improved operating efficiencies, primarily driven by the strategic management of store labor hours as well as the continued optimization of advertising spend as we shift to more digital channels. As a percentage of net sales, SG&A expenses for the thirteen weeks ended April 29, 2023 were 55.0%, an increase of 300 basis points compared to the same period in fiscal 2023. The increase as a percentage of sales was primarily driven by the factors described above as well as the 4.0% decrease in net sales in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.

Interest Expense

Interest expense for the thirteen weeks ended April 29, 2023 was $25.3 million, an increase of $14.1 million compared to the same period in fiscal 2023. The increase in interest expense was primarily due to higher interest rates as well as a higher average debt level during the first quarter of fiscal 2024 compared to the same period in fiscal 2023. The average debt level in the thirteen weeks ended April 29, 2023 was $1,058.6 million compared to $892.9 million in the thirteen weeks ended April 30, 2022. The weighted average interest rate was 8.74% and 4.62% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

We had $1,053.2 million of debt outstanding (face value) as of April 29, 2023, compared to $946.4 million as of April 30, 2022.

Income Taxes

The effective income tax rate for the first quarter of fiscal 2024 was 13.1%, an income tax benefit on a pre-tax book loss, compared to the rate for the first quarter of fiscal 2023, which was 30.8%, also an income tax benefit on a pre-tax book loss. The effective tax rate decreased from the first quarter of fiscal 2023 to the first quarter of fiscal 2024 primarily because the Company anticipates, as of the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Internal Revenue Code of 1986, as amended, along with related state law. As the additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during the first quarter of fiscal 2024.

Net (Loss)

Net loss was $54.2 million for the thirteen weeks ended April 29, 2023, compared to net loss of $35.1 million during the same period in fiscal 2023. The decrease was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) was $3.5 million for the thirteen weeks ended April 29, 2023 compared to $18.6 million for the same period in fiscal 2023. The decrease was driven by the factors described above.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our ABL Facility. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We believe that our cash and cash equivalents on hand, cash from operations and availability under our ABL Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs as well as dividend payments and share repurchases, if any, for the next twelve months, as well as the foreseeable future. Subject to market conditions, we may from time to time repurchase our outstanding debt. As of April 29, 2023, we were in compliance with all covenants under our debt facilities and notes.

For the four quarters ended April 29, 2023, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA, which is calculated in accordance with our credit facilities, was 4.8 to 1.0, and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 4.8 to 1.0. We reference our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA because such ratios are calculated in accordance with our credit facilities and used to determine our compliance with certain covenants in our credit facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA are material to an investor’s understanding of our financial condition and liquidity.

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

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
(In millions)	April 29, 2023	April 30, 2022
Net cash (used for) operating activities	$(33.8)	$(122.2)
Net cash (used for) investing activities	(20.0)	(23.6)
Net cash provided by financing activities	53.3	145.6
Net (decrease) in cash and cash equivalents	$(0.5)	$(0.2)

Net Cash (Used for) Operating Activities

Net cash used for operating activities was $33.8 million in the thirteen weeks ended April 29, 2023, compared to $122.2 million of net cash used for operating activities in the thirteen weeks ended April 30, 2022. The decrease in net cash used for operating activities was primarily due to declining carrier and fuel rates, both domestic and import, as well as strategic inventory receipt reductions, partially offset by our total comparable sales decline.

Net Cash Provided by (Used for) Investing Activities

Cash used for investing activities in the first thirteen weeks of fiscal 2024 and 2023 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location and distribution center openings, store location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility investments in our distribution centers, store locations and corporate offices.

Capital expenditures for the thirteen weeks ended April 29, 2023 and April 30, 2022 are summarized as follows:

	Thirteen Weeks Ended
(In millions)	April 29, 2023	April 30, 2022
Store locations	$16.1	$15.2
Distribution centers	0.8	1.5
Information technology	1.4	2.5
Other	0.2	0.1
Total capital expenditures	18.5	19.3
Landlord contributions	(5.8)	(5.0)
Total capital expenditures, net of landlord contributions	$12.7	$14.3

During the first quarter of fiscal 2023, we purchased the remaining outstanding stock of WeaveUp for $4.3 million. We had no such activity during the first quarter of fiscal 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $53.3 million during the thirteen weeks ended April 29, 2023 compared with $145.6 million of net cash provided by financing activities in the same period in fiscal 2023.

Net cash provided by financing activities for the first thirteen weeks of fiscal 2024 was the result of net proceeds from our FILO Loans. This inflow of cash was partially offset by payments on our ABL Facility, Term Loan Due 2028 and finance lease obligations. As of April 29, 2023, we had the ability to borrow an additional $61.3 million under the ABL Facility subject to the facility’s borrowing base calculation.

Net cash provided by financing activities for the first thirteen weeks of fiscal 2023 was the result of net borrowings from the ABL Facility. This inflow of cash was partially offset by payments on our Term Loan Due 2028 and finance lease obligations, as well as to pay dividends totaling $4.5 million.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions other than letters of credit, which are typical in a retail environment.

Seasonality

Our business exhibits seasonality, which is typical for most retail companies. Our net sales are stronger in the second half of the year than the first half of the year. Net income is highest during the months of September through December, which aligns with our peak selling season. Working capital needed to finance our operations fluctuates during the year and reaches its highest levels during the second and third fiscal quarters as we increase our inventory in preparation for our peak selling season.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Goodwill and Other Indefinite Lived Intangible Assets

During the fiscal year ended January 28, 2023, we performed a quantitative impairment analysis of the indefinite lived intangible assets, as well as goodwill related to the JOANN reporting unit. For information related to the results of these assessments, see Part II, Item 8 "Notes to Consolidated Financial Statements, Note 8—Goodwill and Other Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. During the quarter ended April 29, 2023, we performed an evaluation of events occurring during the interim period and noted that no specific negative events occurred that would be considered a triggering event for goodwill or intangible asset impairment testing. However, given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods, particularly since the previously performed quantitative assessment estimated that the fair value of the reporting unit exceeded the carrying value by approximately $103.0 million, or 10.1%. Additionally, a mutually exclusive increase in the assumed discount rate by approximately 120 basis points, or a decrease in gross margin by approximately 50 basis points, or a 50 basis point increase in selling, general, and administrative as a percentage of revenue could require us to record impairment charges to goodwill. Lastly, if our operating results deteriorate or there is a meaningful increase in our discount rate, an impairment charge, on our JOANN trade name, could be recognized in future periods. Management intends to continue to assess triggering events that may necessitate additional qualitative or quantitative analyses in future periods. If we were to have impairment, it could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For further information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Other Indefinite Lived Intangible Assets” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. During the thirteen weeks ended April 29, 2023, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the principal executive officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2023. Based on that evaluation, our principal executive officer and Chief Financial Officer have concluded that, as of April 29, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the thirteen weeks ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Third Amendment, dated as of March 10, 2023, by and among Jo-Ann Stores, LLC, Needle Holdings LLC, each of the Guarantors, each of the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent for the lenders and 1903P Loan Agent, LLC, as FILO Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 13, 2023, File No. 001-40204).

10.2#

Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (February 2023 grants) (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 15, 2023, File No. 001-40204).

10.3#

Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (April 2023 grants) (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 15, 2023, File No. 001-40204).

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

JOANN Inc.
Registrant

Date: June 6, 2023	By:	/s/ Scott Sekella
Scott Sekella
Executive Vice President, Chief Financial Officer and Member, Interim Office of the Chief Executive Officer
(principal financial officer)