Form 10-Q
period 2023-07-29
JOANN Inc.
filed 2023-08-31
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

As of August 28, 2023, the registrant had 41,905,770 shares of common stock, par value $0.01 per share, outstanding.

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
•
our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Global Market;
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
•
our ability to achieve and maintain targeted annual cost reductions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	July 29, 2023	July 30, 2022	January 28, 2023
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$19.1	$21.5	$20.2
Inventories	642.0	749.9	584.1
Prepaid expenses and other current assets	62.6	78.5	38.6
Total current assets	723.7	849.9	642.9

Property, equipment and leasehold improvements, net	282.1	285.5	287.8
Operating lease assets	780.2	835.0	778.4
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	267.8	371.5	272.1
Other assets	44.4	27.5	37.6
Total assets	$2,260.2	$2,531.4	$2,180.8

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$261.7	$272.3	$197.5
Accrued expenses	122.8	140.4	119.2
Current portion of operating lease liabilities	172.0	159.0	177.5
Current portion of long-term debt	6.8	6.8	6.8
Total current liabilities	563.3	578.5	501.0

Long-term debt, net	1,094.7	1,012.1	976.0
Long-term operating lease liabilities	714.8	771.3	707.3
Long-term deferred income taxes	20.4	86.8	16.9
Other long-term liabilities	29.2	31.5	28.7

Shareholders’ equity (deficit):
Common stock, stated value $0.01 per share; 200.0 million authorized; issued 44.1 million shares at July 29, 2023, July 30, 2022 and January 28, 2023	0.4	0.4	0.4
Additional paid-in capital	207.6	204.5	208.0
Retained (deficit)	(366.7)	(126.0)	(239.2)
Accumulated other comprehensive income	15.5	1.1	8.3
Treasury stock at cost; 2.2 million shares at July 29, 2023, 3.3 million shares at July 30, 2022 and 3.0 million shares at January 28, 2023	(19.0)	(28.8)	(26.6)
Total shareholders’ equity (deficit)	(162.2)	51.2	(49.1)
Total liabilities and shareholders’ equity (deficit)	$2,260.2	$2,531.4	$2,180.8

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(In millions except per share data)
Net sales	$453.8	$463.3	$931.9	$961.3
Cost of sales	221.8	248.4	450.9	505.7
Selling, general and administrative expenses	269.9	258.5	532.8	517.6
Depreciation and amortization	18.9	19.9	39.2	40.0
Operating (loss)	(56.8)	(63.5)	(91.0)	(102.0)
Interest expense, net	26.8	13.2	52.1	24.4
Investment remeasurement	—	—	—	1.0
(Loss) before income taxes	(83.6)	(76.7)	(143.1)	(127.4)
Income tax (benefit)	(11.5)	(19.8)	(19.3)	(35.4)
Loss from equity method investments	1.2	—	3.7	—
Net (loss)	$(73.3)	$(56.9)	$(127.5)	$(92.0)

Other comprehensive income (loss):
Cash flow hedges	8.6	(5.6)	9.7	(0.9)
Income tax benefit (provision) on cash flow hedges	(2.2)	1.4	(2.5)	0.2
Other comprehensive income (loss)	6.4	(4.2)	7.2	(0.7)
Comprehensive (loss)	$(66.9)	$(61.1)	$(120.3)	$(92.7)

(Loss) per common share:
Basic	$(1.76)	$(1.40)	$(3.07)	$(2.26)
Diluted	$(1.76)	$(1.40)	$(3.07)	$(2.26)
Weighted-average common shares outstanding:
Basic	41.7	40.7	41.5	40.7
Diluted	41.7	40.7	41.5	40.7

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(In millions)
Net cash provided by (used for) operating activities:
Net (loss)	$(127.5)	$(92.0)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Non-cash operating lease expense	87.0	84.7
Depreciation and amortization	39.2	40.0
Deferred income taxes	1.1	(0.6)
Stock-based compensation expense	6.8	2.2
Amortization of deferred financing costs and original issue discount	1.6	1.0
Investment remeasurement	—	1.0
Loss on disposal and impairment of fixed assets	1.2	0.2
Loss on equity method investment	3.7	—
Changes in operating assets and liabilities:
(Increase) in inventories	(57.9)	(91.3)
(Increase) in prepaid expenses and other current assets	(16.8)	(39.2)
Increase in accounts payable	64.2	18.5
Increase (decrease) in accrued expenses	7.3	(6.4)
(Decrease) in operating lease liabilities	(86.8)	(78.2)
Increase (decrease) in other long-term liabilities	0.3	(9.9)
Other, net	(5.7)	3.9
Net cash (used for) operating activities	(82.3)	(166.1)
Net cash (used for) investing activities:
Capital expenditures	(29.4)	(50.7)
Other investing activities	(1.6)	(4.3)
Net cash (used for) investing activities	(31.0)	(55.0)
Net cash provided by (used for) financing activities:
Term loan payments	(3.4)	(5.1)
FILO proceeds	97.0	—
Borrowings on revolving credit facility	311.2	360.2
Payments on revolving credit facility	(283.2)	(122.2)
Principal payments on finance lease obligations	(4.6)	(4.9)
Proceeds from employee stock purchase plan and exercise of stock options	0.5	1.1
Payments of taxes related to the net issuance of team member stock awards	(0.1)	(0.1)
Dividends paid	—	(8.9)
Financing fees paid	(5.2)	—
Net cash provided by financing activities	112.2	220.1
Net (decrease) in cash and cash equivalents	(1.1)	(1.0)
Cash and cash equivalents at beginning of period	20.2	22.5
Cash and cash equivalents at end of period	$19.1	$21.5
Cash paid (received) during the period for:
Interest	$48.7	$22.7
Income taxes, net of (refunds)	(2.3)	0.3

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' (Deficit)
	(In millions)
Balance, January 28, 2023	41.1	3.0	$0.4	$208.0	$(26.6)	$(239.2)	$8.3	$(49.1)
Net (loss)	—	—	—	—	—	(54.2)	—	(54.2)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	—	5.3	—	—	—	5.3
Exercise of stock options	—	—	—	(0.4)	0.4	—	—	—
Vesting of restricted stock units	0.1	(0.1)	—	(0.9)	0.8	—	—	(0.1)
Balance, April 29, 2023	41.2	2.9	$0.4	$212.0	$(25.4)	$(293.4)	$9.1	$(97.3)
Net (loss)	—	—	—	—	—	(73.3)	—	(73.3)
Other comprehensive income	—	—	—	—	—	—	6.4	6.4
Stock-based compensation	—	—	—	1.5	—	—	—	1.5
Vesting of restricted stock units	0.1	(0.1)	—	(0.9)	0.9	—	—	—
Employee stock purchase plan purchases	0.6	(0.6)	—	(5.0)	5.5	—	—	0.5
Balance, July 29, 2023	41.9	2.2	$0.4	$207.6	$(19.0)	$(366.7)	$15.5	$(162.2)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(In millions)
Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(35.1)	—	(35.1)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5
Dividends – $0.11 per share	—	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	1.0	—	—	—	1.0
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.7)	0.6	—	—	(0.1)
Balance, April 30, 2022	40.7	3.4	$0.4	$203.7	$(29.9)	$(64.5)	$5.3	$115.0
Net (loss)	—	—	—	—	—	(56.9)	—	(56.9)
Other comprehensive (loss)	—	—	—	—	—	—	(4.2)	(4.2)
Dividends – $0.10 per share	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	1.2	—	—	—	1.2
Vesting of restricted stock units	—	—	—	(0.2)	0.2	—	—	—
Employee stock purchase plan purchases	0.1	(0.1)	—	(0.2)	0.9	—	—	0.7
Balance, July 30, 2022	40.8	3.3	$0.4	$204.5	$(28.8)	$(126.0)	$1.1	$51.2

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”), with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for 80 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. In order to best serve its customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer that provides Creative Products to its customers whenever and however they want. As of July 29, 2023, the Company operated 829 store locations in 49 states.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the fiscal year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2024 consists of 53 weeks and ends February 3, 2024. The fiscal quarters ended July 29, 2023 and July 30, 2022 were both comprised of 13 weeks.

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

Recently Adopted Accounting Guidance

In December 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848 (ASU 2020-04) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Topic 848 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. In May 2023, the Company entered into the Amendment No. 3 (“Amendment No. 3”) to the credit agreement, dated as of October 21, 2016, which replaced LIBOR as the benchmark rate with the Term Secured Overnight Financing Rate (“SOFR”) as administered by the Federal Reserve Bank of New York. See Note 2 for further discussion regarding our Term Loan due 2028 (as defined below). In June 2023, the Company entered into an amended and restated agreement for each of its interest rate swap agreements with U.S. Bank N.A., each of which replaced LIBOR as the benchmark rate with SOFR, as administered by CME Group Benchmark Administration, Ltd. See Note 3 for further discussion regarding the Company's interest rate swaps. In connection with these amendments, the Company adopted the above standard in the second quarter of fiscal 2024 and elected the optional expedients. The Company concluded that neither the modifications to the Term Loan due 2028 nor the interest rate swaps are substantial, and this adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Guidance

There are no recently issued accounting pronouncements that the Company has not yet adopted which would have a material impact on the Consolidated Financial Statements.

Related Party Transactions

During the thirteen and twenty-six weeks ended July 30, 2022, the Company paid dividends of $3.1 million and $6.1 million, respectively, to LGP as part of the Company's quarterly dividend payments. The Company did not pay any dividends during the first half of fiscal 2024.

Note 2—Financing

Long-term debt consisted of the following:

	July 29, 2023	July 30, 2022	January 28, 2023
	(In millions)
ABL Facility	$352.0	$359.0	$324.0
Term Loan due 2028	663.2	668.3	666.6
FILO Loan	100.0	—	—
Total debt	1,115.2	1,027.3	990.6
Less unamortized discount and debt costs	(13.7)	(8.4)	(7.8)
Total debt, net	1,101.5	1,018.9	982.8
Less current portion of debt	(6.8)	(6.8)	(6.8)
Long-term debt, net	$1,094.7	$1,012.1	$976.0

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

The Third Amendment also replaced LIBOR as the interest rate benchmark under the credit agreement with the forward-looking term rate based on SOFR. SOFR loans, previously Eurodollar rate loans, bear an additional margin of 2.00% when average historical excess capacity is less than 33.33% of the maximum credit, 1.75% when average historical excess capacity is greater than 33.33% but less than 66.67% of the maximum credit, and 1.50% when average historical excess capacity is greater than or equal to 66.67% of the maximum credit. Eurodollar rate loans bore an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the ABL Facility are calculated based on a rate of 0.20% per annum. During the first quarter of fiscal 2024, LIBOR ceased to be the interest rate benchmark and SOFR became the LIBOR successor rate. The Company has the option to request an increase in the size of the ABL Facility up to $150.0 million (for a total facility of $650.0 million) in increments of not less than $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the ABL Facility are under no obligation to provide any such additional amounts.

As of July 29, 2023, there were $352.0 million of borrowings on the ABL Facility, and the Company’s outstanding letters of credit obligation was $18.4 million. As of July 29, 2023, the Company’s excess availability on the ABL Facility was $58.4 million. During the second quarter of fiscal 2024, the weighted average interest rate for borrowings under the ABL Facility was 7.41%, compared to 2.55% for the second quarter of fiscal 2023. As of July 30, 2022, the Company had $359.0 million of borrowings on the ABL Facility, and the Company’s outstanding letters of credit obligation was $16.5 million. As of July 30, 2022, the Company’s excess availability on the ABL Facility was $89.7 million.

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

During the second quarter of fiscal 2024, the weighted average interest rate for borrowings under the FILO Loans due 2026 was 15.04%.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the credit agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding first-lien term loan credit facility due 2023, as well as to reduce amounts borrowed under the ABL Facility and pay related fees and expenses. Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. In May 2023, Amendment No. 3 replaced the LIBOR reference rate with SOFR. Other than the changes described above, all other material provisions of the credit agreement remain unchanged. During the second quarter of fiscal 2024, the weighted average interest rate for borrowings under the Term Loan due 2028 was 10.17% compared to 6.13% during the second quarter of fiscal 2023.

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be paid in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the ABL Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At July 29, 2023, the Company was in compliance with all covenants under its credit agreements.

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

Interest Rate Swaps

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.44% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. In June 2023, an amendment replaced LIBOR as the floating rate option under the swap agreement with the forward-looking term rate based on SOFR. The fair value of the interest rate swap as of July 29, 2023 was $12.6 million.

In May 2022, the Company entered into a second interest rate swap agreement with U.S. Bank N.A., which has a $250 million notional value with an effective date of July 26, 2023 and a maturity date of January 26, 2026. Beginning in October 2023, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 3.37% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. In June 2023, an amendment replaced LIBOR as the floating rate option under the swap agreement with the forward-looking term rate based on SOFR. The fair value of the interest rate swap as of July 29, 2023 was $8.2 million.

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheet on a net basis. As of July 29, 2023, none of the netting arrangements involved collateral. The net fair value of the interest rate swaps as of July 29, 2023 was $20.8 million.

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

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 are presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(In millions)
Interest rate swap - $200M notional amount	$3.7	$(2.4)	$4.1	$2.3
Interest rate swap - $250M notional amount	4.9	(3.2)	5.6	(3.2)
Gain (loss) recognized in other comprehensive income (loss), gross of income taxes	$8.6	$(5.6)	$9.7	$(0.9)

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

The valuations of the Company's interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The carrying and fair value of the Company’s interest rate derivatives were as follows:

Instrument	Balance Sheet Location	July 29, 2023	July 30, 2022
		(In millions)
Interest rate swaps - current	Prepaid expenses and other current assets	$11.0	$—
Interest rate swaps - long-term	Other assets	$9.8	$1.5

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s ABL Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loan due 2028 was determined based on quoted market prices or recent trades of this debt instrument in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair value of the Company’s Term Loan due 2028 as of July 29, 2023 and July 30, 2022:

	July 29, 2023		July 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2028 (a)	$655.9	$323.9	$659.9	$437.9

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

Note 5—Goodwill and Other Intangible Assets

The carrying amount of goodwill at July 29, 2023 and July 30, 2022 was as follows:

	July 29, 2023	July 30, 2022
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at July 29, 2023 and July 30, 2022 was as follows:

		July 29, 2023		July 30, 2022
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$230.0		$325.0	$—
Joann.com domain name	—	10.0		10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	(0.1)	0.1	(0.1)
Technology	3	5.3	(2.5)	5.3	(0.7)
Customer relationships	16	110.0	(85.0)	110.0	(78.1)
Total intangible assets		$355.4	$(87.6)	$450.4	$(78.9)

The Company recognized intangible asset amortization of $2.2 million and $4.3 million for the thirteen and twenty-six weeks ended July 29, 2023, respectively. The Company recognized intangible asset amortization of $2.2 million and $4.2 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively. The weighted average amortization period of amortizable intangible assets as of July 29, 2023 approximated 3.4 years.

Note 6—Income Taxes

Effective Tax Rate

The effective income tax rate for the second quarter of fiscal 2024 was 13.8%, an income tax benefit on a pre-tax book loss, compared to the rate for the second quarter of fiscal 2023, which was 25.8%, also an income tax benefit on a pre-tax book loss. The effective income tax rate for the first half of fiscal 2024 was 13.5%, an income tax benefit on a pre-tax book loss, compared to 27.8%, also an income tax benefit on a pre-tax book loss, for the first half of fiscal 2023. The effective tax rate decreased from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 and from the first half of fiscal 2023 to the first half of fiscal 2024 primarily because the Company continues to anticipate, beginning with the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Internal Revenue Code of 1986, as amended (the "Code"), along with related state law. As the anticipated additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during both the second quarter and first half of fiscal 2024.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which have different tax rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the second quarter of fiscal 2024, unrecognized tax benefits were $1.0 million, of which $0.8 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the second quarter of both fiscal 2024 and fiscal 2023 was $0.1 million. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.1 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

Note 7—Loss Per Share

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share and the stock-based awards excluded from the calculation of diluted loss per share because their effect would have been antidilutive for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(In millions except per share data)
Net (loss)	$(73.3)	$(56.9)	$(127.5)	$(92.0)

Weighted-average common shares outstanding – basic	41.7	40.7	41.5	40.7
Effect of dilutive stock-based awards	—	—	—	—
Weighted-average common shares outstanding – diluted	41.7	40.7	41.5	40.7

Basic (loss) per common share	$(1.76)	$(1.40)	$(3.07)	$(2.26)
Diluted (loss) per common share	$(1.76)	$(1.40)	$(3.07)	$(2.26)

Antidilutive stock-based awards excluded from diluted calculation	9.3	4.5	8.6	4.4

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

The following table shows revenue by product category:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(In millions)
Sewing	$215.6	$221.6	$445.4	$458.6
Arts and Crafts and Home Décor	231.4	234.3	470.4	486.4
Other	6.8	7.4	16.1	16.3
Total	$453.8	$463.3	$931.9	$961.3

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

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ended January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2024 consists of 53 weeks and ends on February 3, 2024. The fiscal quarters ended July 29, 2023 and July 30, 2022 were both comprised of 13 weeks.

JOANN Overview

JOANN is the nation’s category leader in Sewing, with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for 80 years, we believe we have a deep understanding of our customers, what inspires their creativity and what fuels their incredibly diverse projects. In order to best serve our customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer that provides Creative Products to our customers whenever and however they want.

Highlights for the Thirteen Weeks Ended July 29, 2023

•
Net sales decreased 2.1% compared to the second quarter of fiscal 2023, to $453.8 million, with total comparable sales decreasing 2.0%, which compares to a 6.2% decrease in comparable sales for the same period in the prior fiscal year.
•
Gross profit increased 8.0% compared to the second quarter of fiscal 2023, to $232.0 million, at a rate to net sales of 51.1%, which was a 470 basis point increase compared to the same period in the prior fiscal year.
•
Net loss was $73.3 million in the second quarter of fiscal 2024, compared to net loss of $56.9 million in the same period in the prior fiscal year.

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

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including other amortization, investment remeasurements, costs related to strategic initiatives, excess import freight costs, technology development expenses, stock-based compensation expense, gains and losses on disposal and impairment of fixed and operating lease assets, gains and losses from equity method investments and other one-time costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that added significant cost to our procurement of imported merchandise. These excess import freight costs included significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we did not normally incur. In a normative operating environment, we would procure 70% to 80% of our needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% to 15% premium to our contract rates. Accordingly, we established a baseline cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. Negotiation of our current contract rates was finalized in the second quarter of fiscal 2023. We have been experiencing declines in overall ocean freight rates and a reduction in other fees associated with port congestion, which has positively impacted our cash payments and Adjusted EBITDA. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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
•
Adjusted EBITDA may be calculated differently by other companies in our industry, such that its usefulness may be limited as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss)	$(73.3)	$(56.9)	$(127.5)	$(92.0)
Income tax (benefit)	(11.5)	(19.8)	(19.3)	(35.4)
Interest expense, net	26.8	13.2	52.1	24.4
Depreciation and amortization	18.9	19.9	39.2	40.0
Other amortization (1)	1.0	0.3	1.7	0.8
Investment remeasurement (2)	—	—	—	1.0
Strategic initiatives (3)	6.3	1.6	9.9	3.7
Excess import freight costs (4)	0.3	27.1	4.2	56.0
Technology development expense (5)	1.9	2.9	3.6	5.0
Stock-based compensation expense	1.5	1.2	6.8	2.2
Loss on disposal and impairment of fixed and operating lease assets	2.8	1.1	3.4	1.1
Loss from equity method investments	1.2	—	3.7	—
Other (6)	2.2	0.5	3.8	2.9
Adjusted EBITDA	$(21.9)	$(8.9)	$(18.4)	$9.7

(1)
“Other amortization” represents amortization of content and capitalized cloud-based system implementation costs.
(2)
“Investment remeasurement” represents gains and losses associated with our equity investments without readily determinable fair values.
(3)
“Strategic initiatives” represents non-recurring costs, such as third-party consulting costs and one-time start-up costs, that are not part of our ongoing operations and are incurred to execute differentiated, project-based strategic initiatives.
(4)
“Excess import freight costs” represents excess inbound freight costs (compared to our standard costs based on recently negotiated carrier rates) due to increased freight rates, in particular the significant transitory impact of constrained ocean freight capacity and incremental domestic transportation costs incurred due to unprecedented congestion in U.S. ports arising from surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic. Refer to “Non-GAAP Financial Measures” for more information.
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

Consolidated Income Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$453.8	$463.3	$931.9	$961.3
Gross profit	232.0	214.9	481.0	455.6
SG&A expenses	269.9	258.5	532.8	517.6
Operating (loss)	(56.8)	(63.5)	(91.0)	(102.0)
Net (loss)	(73.3)	(56.9)	(127.5)	(92.0)

Other Operational Data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Total (decrease) in comparable sales vs. prior year	(2.0)%	(6.2)%	(3.1)%	(9.8)%
Gross margin	51.1%	46.4%	51.6%	47.4%
SG&A expenses as a % of net sales	59.5%	55.8%	57.2%	53.8%
Operating (loss) as a % of net sales	(12.5)%	(13.7)%	(9.8)%	(10.6)%
Adjusted EBITDA (1)	$(21.9)	$(8.9)	$(18.4)	$9.7
Adjusted EBITDA as a % of net sales	(4.8)%	(1.9)%	(2.0)%	1.0%
Total store location count at end of period	829	843	829	843

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss).

Comparison of the Thirteen Weeks ended July 29, 2023 and July 30, 2022

Net Sales

Net sales were $453.8 million for the thirteen weeks ended July 29, 2023, a decrease of $9.5 million or 2.1% compared to the same period in fiscal 2023. Total comparable sales for the thirteen weeks ended July 29, 2023 decreased 2.0% compared with a total comparable sales decrease of 6.2% in the same period in fiscal 2023. The total comparable sales decline resulted primarily from a decrease in average ticket, partially offset by an increase in transaction volume. On a category basis, net sales declines were most pronounced in our craft technology and non-Halloween seasonal businesses. Declines in our non-Halloween seasonal businesses were driven by strategic inventory receipt pullbacks in higher risk categories. We saw positive results in needle arts and our Halloween seasonal business driven by the pull forward and earlier set of Halloween merchandise.

Gross Profit

Gross profit was $232.0 million for the thirteen weeks ended July 29, 2023, an increase of $17.1 million or 8.0% compared to the same period in fiscal 2023. Gross margin was 51.1% for the thirteen weeks ended July 29, 2023, an increase of 470 basis points compared to the same period in fiscal 2023. The increase in gross margin was primarily driven by declining carrier and fuel rates, both domestic and import, partially offset by the timing and cycling of capitalized domestic freight expenses, the flowthrough of increased product costs and the timing of clearance activity.

Selling, General and Administrative Expenses

SG&A expenses were $269.9 million for the thirteen weeks ended July 29, 2023, an increase of $11.4 million or 4.4% compared to the same period in fiscal 2023. This increase was primarily driven by inflationary pressures on labor and other costs, particularly at our store locations, severance and other up-front costs to implement our cost reduction initiatives, incremental costs related to incentive compensation, increased general insurance expenses and higher asset impairment charges. These increases were partially offset by savings associated with improved operating efficiencies, primarily driven by the strategic management of store labor hours, lower store pre-opening and closing costs due to fewer store projects, as well as the continued optimization of advertising spend as we shift to more digital channels.

As a percentage of net sales, SG&A expenses for the thirteen weeks ended July 29, 2023 were 59.5%, an increase of 370 basis points compared to the same period in fiscal 2023. The increase as a percentage of sales was primarily driven by the factors described above, as well as the 2.1% decrease in net sales in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

Interest Expense

Interest expense for the thirteen weeks ended July 29, 2023 was $26.8 million, an increase of $13.6 million compared to the same period in fiscal 2023. The increase in interest expense was primarily due to higher interest rates, as well as a higher average debt level during the second quarter of fiscal 2024 compared to the same period in fiscal 2023. The average debt level in the thirteen weeks ended July 29, 2023 was $1,079.0 million compared to $980.5 million in the thirteen weeks ended July 30, 2022. The weighted average interest rate was 9.82% and 5.00% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively.

We had $1,115.2 million of debt outstanding (face value) as of July 29, 2023, compared to $1,027.3 million as of July 30, 2022.

Income Taxes

The effective income tax rate for the second quarter of fiscal 2024 was 13.8%, an income tax benefit on a pre-tax book loss, compared to the rate for the second quarter of fiscal 2023, which was 25.8%, also an income tax benefit on a pre-tax book loss. The effective tax rate decreased from the second quarter of fiscal 2023 to the second quarter of fiscal 2024 primarily because the Company continues to anticipate, beginning with the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Code, along with related state law. As the anticipated additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during the second quarter of fiscal 2024.

Net Loss

Net loss was $73.3 million for the thirteen weeks ended July 29, 2023, compared to net loss of $56.9 million during the same period in fiscal 2023. The increase in net loss was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) was ($21.9) million for the thirteen weeks ended July 29, 2023 compared to ($8.9) million for the same period in fiscal 2023. The decrease was driven by the factors described above.

Comparison of the Twenty-Six Weeks ended July 29, 2023 and July 30, 2022

Net Sales

Net sales were $931.9 million for the twenty-six weeks ended July 29, 2023, a decline of $29.4 million or 3.1% compared to the same period in fiscal 2023. Total comparable sales for the twenty-six weeks ended July 29, 2023 decreased 3.1% compared with a total comparable sales decrease of 9.8% in the same period in fiscal 2023. The total comparable sales decline resulted from a decrease in transaction volume and average ticket. On a category basis, net sales declines were most pronounced in our craft technology and non-Halloween seasonal businesses. Declines in our non-Halloween seasonal businesses were driven by strategic inventory receipt pullbacks in higher risk categories. We saw positive results in needle arts and our Halloween seasonal business driven by the pull forward and earlier set of Halloween merchandise.

Gross Profit

Gross profit was $481.0 million for the twenty-six weeks ended July 29, 2023, an increase of $25.4 million or 5.6% compared to the same period in fiscal 2023. Gross margin was 51.6% for the twenty-six weeks ended July 29, 2023, an increase of 420 basis points compared to the same period in fiscal 2023. The increase in gross margin was primarily driven by declining carrier and fuel rates, both domestic and import, partially offset by the timing and cycling of capitalized domestic freight expenses, the flowthrough of increased product costs, as well as higher shrink expenses.

Selling, General and Administrative Expenses

SG&A expenses were $532.8 million for the twenty-six weeks ended July 29, 2023, an increase of $15.2 million or 2.9% compared to the same period in fiscal 2023. This increase was primarily driven by incremental costs related to incentive and stock-based compensation, inflationary pressures on labor and other costs, particularly at our store locations, severance and other up-front costs to implement our cost reduction initiatives, increased general insurance expenses and higher asset impairment charges. These increases were partially offset by savings associated with improved operating efficiencies, primarily driven by the strategic management of store labor hours, lower medical benefit costs, the continued optimization of advertising spend as we shift to more digital channels and lower store pre-opening and closing costs due to fewer store projects.

As a percentage of net sales, SG&A expenses for the twenty-six weeks ended July 29, 2023, were 57.2%, an increase of 340 basis points compared to the same period in fiscal 2023. This increase was driven by the factors listed above as well as the 3.1% decrease in net sales in the first twenty-six weeks of fiscal 2023 compared to the same period in fiscal 2023.

Interest Expense

Interest expense for the twenty-six weeks ended July 29, 2023 was $52.1 million, an increase of $27.7 million compared to the same period in fiscal 2023. The increase was due to higher interest rates, as well as higher average debt levels during the first twenty-six weeks of fiscal 2024. The average debt level in the twenty-six weeks ended July 29, 2023 was $1,068.8 million compared to $936.7 million in the twenty-six weeks ended July 30, 2022. The weighted average interest rate was 9.28% and 4.82% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.

We had $1,115.2 million of debt outstanding (face value) as of July 29, 2023 compared to $1,027.3 million as of July 30, 2022.

Income Taxes

The effective income tax rate for the first twenty-six weeks of fiscal 2024 was 13.5%, which was an income tax benefit on a pre-tax book loss, compared to 27.8% for the first twenty-six weeks of fiscal 2023, also an income tax benefit on a pre-tax book loss. The effective tax rate decreased from the first half of fiscal 2023 to the first half of fiscal 2024 because the Company continues to anticipate, beginning with the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Code, along with related state law. As the anticipated additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during the first half of fiscal 2024.

Net Loss

Net loss was $127.5 million for the twenty-six weeks ended July 29, 2023, an increase of $35.5 million compared to the same period in fiscal 2023. The increase in net loss was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) decreased 289.7% to ($18.4) million or 2.0% of net sales for the twenty-six weeks ended July 29, 2023 compared to $9.7 million or 1.0% of net sales for the same period in fiscal 2023. Our decrease in Adjusted EBITDA of $28.1 million and decline of Adjusted EBITDA as a percentage of net sales of 300 basis points was driven primarily by lower total comparable sales in addition to an increase in our SG&A expenses.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our ABL Facility. In addition, we believe that we have the ability to obtain alternative sources of financing, if necessary. We believe that our cash and cash equivalents on hand, cash from operations and availability under our ABL Facility will be sufficient to cover our working capital, capital expenditure and debt service requirement needs, as well as dividend payments and share repurchases, if any, for the next twelve months, as well as the foreseeable future. Subject to market conditions, we may from time to time repurchase our outstanding debt. As of July 29, 2023, we were in compliance with all covenants under our debt facilities and notes.

For the four quarters ended July 29, 2023, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA, which is calculated in accordance with our credit facilities, was 5.02 to 1.0, and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 5.02 to 1.0. We reference our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA because such ratios are calculated in accordance with our credit facilities and used to determine our compliance with certain covenants in our credit facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA are material to an investor’s understanding of our financial condition and liquidity.

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

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
(In millions)	July 29, 2023	July 30, 2022
Net cash (used for) operating activities	$(82.3)	$(166.1)
Net cash (used for) investing activities	(31.0)	(55.0)
Net cash provided by financing activities	112.2	220.1
Net (decrease) in cash and cash equivalents	$(1.1)	$(1.0)

Net Cash Used for Operating Activities

Net cash used for operating activities was $82.3 million in the twenty-six weeks ended July 29, 2023, compared to $166.1 million of net cash used for operating activities in the twenty-six weeks ended July 30, 2022. The decrease in net cash used for operating activities was primarily due to declining carrier and fuel rates, both domestic and import, strategic inventory receipt reductions and the timing of vendor payments, partially offset by our total comparable sales decline.

Net Cash Used for Investing Activities

Cash used for investing activities in the first twenty-six weeks of fiscal 2024 and 2023 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location and fiscal 2023 distribution center openings, store location remodels and refreshes and information technology investments, particularly those supporting our omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility investments in our distribution centers, store locations and corporate offices.

Capital expenditures for the twenty-six weeks ended July 29, 2023 and July 30, 2022 are summarized as follows:

	Twenty-Six Weeks Ended
(In millions)	July 29, 2023	July 30, 2022
Store locations	$25.3	$41.1
Distribution centers	1.9	3.1
Information technology	1.9	6.0
Other	0.3	0.5
Total capital expenditures	29.4	50.7
Landlord contributions	(7.4)	(10.2)
Total capital expenditures, net of landlord contributions	$22.0	$40.5

During the first half of fiscal 2023, we purchased the remaining outstanding stock of WeaveUp for $4.3 million. We had no such activity during the first half of fiscal 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $112.2 million during the twenty-six weeks ended July 29, 2023 compared with $220.1 million of net cash provided by financing activities in the same period in fiscal 2023.

Net cash provided by financing activities for the first twenty-six weeks of fiscal 2024 was the result of net proceeds from our FILO Loans and borrowings on our ABL Facility. This inflow of cash was partially offset by payments on our Term Loan Due 2028 and finance lease obligations. As of July 29, 2023, we had the ability to borrow an additional $58.4 million under the ABL Facility subject to the facility’s borrowing base calculation.

Net cash provided by financing activities for the first twenty-six weeks of fiscal 2023 was the result of net borrowings from the ABL Facility. This inflow of cash was partially offset by payments on our Term Loan Due 2028 and finance lease obligations, as well as to pay dividends totaling $8.9 million.

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

Goodwill and Other Indefinite Lived Intangible Assets

During the fiscal year ended January 28, 2023, we performed a quantitative impairment analysis of the indefinite lived intangible assets, as well as goodwill related to the JOANN reporting unit. For information related to the results of these assessments, see Part II, Item 8 "Notes to Consolidated Financial Statements, Note 8—Goodwill and Other Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. During the quarter ended July 29, 2023, we performed an evaluation of events occurring during the interim period and noted that no specific negative events occurred that would be considered a triggering event for goodwill or intangible asset impairment testing. However, given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods, particularly since the previously performed quantitative assessment estimated that the fair value of the reporting unit exceeded the carrying value by approximately $103.0 million, or 10.1%. Additionally, a mutually exclusive increase in the assumed discount rate by approximately 120 basis points, or a decrease in gross margin by approximately 50 basis points, or a 50 basis point increase in selling, general, and administrative as a percentage of revenue could require us to record impairment charges to goodwill. Lastly, if our operating results deteriorate or there is a meaningful increase in our discount rate, an impairment charge, on our JOANN trade name, could be recognized in future periods. Management intends to continue to assess triggering events that may necessitate additional qualitative or quantitative analyses in future periods. If we were to have impairment, it could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For further information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Other Indefinite Lived Intangible Assets” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. During the twenty-six weeks ended July 29, 2023, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the principal executive officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2023. Based on that evaluation, our principal executive officer and Chief Financial Officer have concluded that, as of July 29, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the twenty-six weeks ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2023.

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Global Market. The Nasdaq Global Market has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market.

On July 20, 2023 (the “Notice Date”), the Company received a written notice (the “Market Value Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with the requirement to maintain a minimum market value of listed securities of at least $50 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “Market Value Standard”), because the market value of the Company’s common stock was less than $50 million for 30 consecutive business days. Also on the Notice Date, the Company received a second written notice (the “Publicly Held Market Value Notice” and, together with the Market Value Notice, the “Notices”) from the Listing Qualifications Department of Nasdaq that the Company is not in compliance with the requirement to maintain a minimum market value of publicly held listed securities of at least $15 million, as set forth in Nasdaq Listing Rule 5450(b)(2)(C) (the “Publicly Held Market Value Standard”), because the market value of the publicly held shares of the Company’s common stock was less than $15 million for 30 consecutive business days. The Notices do not impact the listing of the common stock on The Nasdaq Global Market at this time.

The Notices provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) and Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days from the date of the Notices, or until January 16, 2024, to regain compliance under the Market Value Standard and the Publicly Held Market Value Standard, respectively.

If the Company fails to regain and maintain compliance with Nasdaq’s continued listing standards, our common stock will be subject to delisting from Nasdaq. The Company may, if appropriate, evaluate available options at such time, including applying for a transfer to The Nasdaq Capital Market to resolve any deficiency and regain compliance with the applicable Nasdaq requirements. While the Company is exercising diligent efforts to maintain the listing of the Company’s common stock on The Nasdaq Global Market, there can be no assurance that the Company will be able to regain and maintain compliance with the Market Value Standard, the Publicly Held Market Value Standard, or will otherwise be in compliance with other Nasdaq listing criteria. Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s fiscal quarter ended July 29, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously reported, Wade Miquelon, the Company's former Chief Executive Officer, retired effective May 8, 2023 and the Board of Directors appointed each of Chris DiTullio, Executive Vice President and Chief Customer Officer, and Scott Sekella, Executive Vice President and Chief Financial Officer, to the Interim Office of the CEO, effective May 8, 2023. In connection with Messrs. DiTullio's and Sekella's service in this capacity (the "Interim CEO Service"), on August 29, 2023, the Compensation Committee of the Company’s Board of Directors approved additional compensation for Messrs. DiTullio and Sekella as follows: (1) an increase in each officer’s annual base salary rate by $78,833 per year, prorated for the duration of his Interim CEO Service, which additional amount will be paid in 2024 after the conclusion of his Interim CEO Service in a lump sum; (2) a grant, effective September 6, 2023 (the “Grant Date”), to each officer of stock options to purchase a number of Company shares equal to $225,000 divided by the closing price for the Company’s shares on the Grant Date (the “Closing Price”), with a per share exercise price equal to the Closing Price, under the Company’s current 2021 Equity Incentive Plan; and (3) an increase in each officer’s target award percentage under the Company's short-term cash incentive plan for fiscal 2024 (the "STI Plan") to 100% of his base salary rate (including his additional salary for the Interim CEO Service). For each of Messrs. DiTullio and Sekella, of the total number of shares subject to the stock option granted to him as described above, options regarding 99,115 of the shares will generally vest in full on February 3, 2024, and options regarding the remaining number of shares will generally vest on the first anniversary of the Grant Date, subject in each case to the officer’s continued service to the Company through the applicable vesting date and the other terms of the applicable stock option award agreements. At the conclusion of the Interim CEO Service, each of Messrs. DiTullio and Sekella's base salaries will revert, on a pro rated basis, to their previous base salary rates, and their target award percentages under the STI Plan will revert, on a pro rated basis, to their previous target award percentages of 75% of their base salaries.

In addition, on August 30, 2023, the Company determined that Janet Duliga, the Company’s Executive Vice President and Chief Administrative Officer, will be departing from the Company effective September 15, 2023. Ms. Duliga’s departure will constitute a termination of her employment by the Company without cause. In connection with Ms. Duliga’s departure, in lieu of receiving previously-disclosed severance compensation and benefits under her current severance agreement, the Company expects that Ms. Duliga will receive a reduced lump sum payment, less all applicable taxes and withholdings, in September 2023. The Company expects to enter into a separation agreement and release with Ms. Duliga to memorialize the terms of her departure from the Company.

Item 6. Exhibits.

Exhibit Number	Description

10.1#

JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-272957) filed on June 27, 2023).

10.2#

Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (for grants made in February 2023) (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-40204) filed on May 15, 2023).

10.3#

Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (for grants made in April 2023) (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-40204) filed on May 15, 2023).

10.4#	Separation Agreement and Release, dated May 8, 2023, by and between JOANN Inc. and Wade Miquelon.
10.5#	Agreement, dated July 12, 2023, between JO-ANN STORES, LLC and John Stalcup.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOANN Inc.
Registrant

Date: August 31, 2023	By:	/s/ Scott Sekella
Scott Sekella
Executive Vice President, Chief Financial Officer and Member, Interim Office of the Chief Executive Officer
(principal financial officer)