Form 10-Q
period 2023-10-28
JOANN Inc.
filed 2023-12-05
CIK 1834585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

As of November 30, 2023, the registrant had 41,911,651 shares of common stock, par value $0.01 per share, outstanding.

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
•
our ability to maintain adequate liquidity, manage our indebtedness, comply with our lease obligations or access additional capital, as any inability to do so could limit our financial flexibility and cash flows necessary to fund working capital, planned capital expenditures and other general corporate purposes or ongoing needs of our business;
•
our ability to access the capital markets and credit markets to obtain additional financing and maintain sufficient liquidity and working capital, while addressing payment obligations under our indebtedness, including upcoming debt maturities, and complying with covenants under our indebtedness;
•
our ability to amend, refinance, restructure or repurchase our outstanding indebtedness and/or raise additional equity financing;
•
our ability to obtain and maintain access to trade credit and favorable payment terms with our suppliers, and the impact of that trade credit on our liquidity;
•
our ability to sell or monetize assets or securitize receivables;
•
our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Global Market, our ability to transfer and maintain the listing of our common stock on The Nasdaq Capital Market, or our ability to otherwise maintain the listing of our common stock on Nasdaq;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JOANN Inc.

Consolidated Balance Sheets

	(Unaudited)
	October 28, 2023	October 29, 2022	January 28, 2023
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$28.3	$27.5	$20.2
Inventories	679.6	747.0	584.1
Prepaid expenses and other current assets	82.4	79.6	38.6
Total current assets	790.3	854.1	642.9

Property, equipment and leasehold improvements, net	238.7	295.8	287.8
Operating lease assets	760.2	802.6	778.4
Goodwill, net	162.0	162.0	162.0
Intangible assets, net	263.9	369.3	272.1
Other assets	42.6	40.9	37.6
Total assets	$2,257.7	$2,524.7	$2,180.8

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$262.7	$270.3	$197.5
Accrued expenses	109.2	123.4	119.2
Current portion of operating lease liabilities	175.0	162.4	177.5
Current portion of long-term debt	6.8	6.8	6.8
Total current liabilities	553.7	562.9	501.0

Long-term debt, net	1,148.2	1,062.4	976.0
Long-term operating lease liabilities	692.0	735.5	707.3
Long-term deferred income taxes	20.8	89.3	16.9
Other long-term liabilities	26.0	31.3	28.7

Shareholders’ equity (deficit):
Common stock, stated value $0.01 per share; 200.0 million authorized; issued 44.1 million shares at October 28, 2023, October 29, 2022 and January 28, 2023	0.4	0.4	0.4
Additional paid-in capital	207.3	208.4	208.0
Retained (deficit)	(388.3)	(148.1)	(239.2)
Accumulated other comprehensive income	16.6	11.4	8.3
Treasury stock at cost; 2.2 million shares at October 28, 2023, 3.3 million shares at October 29, 2022 and 3.0 million shares at January 28, 2023	(19.0)	(28.8)	(26.6)
Total shareholders’ equity (deficit)	(183.0)	43.3	(49.1)
Total liabilities and shareholders’ equity (deficit)	$2,257.7	$2,524.7	$2,180.8

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(In millions except per share data)
Net sales	$539.8	$562.8	$1,471.7	$1,524.1
Cost of sales	257.7	281.8	708.6	787.5
Selling, general and administrative expenses	273.4	269.0	806.2	786.6
Depreciation and amortization	22.4	19.9	61.6	59.9
Intangible asset impairment	1.7	—	1.7	—
Operating (loss)	(15.4)	(7.9)	(106.4)	(109.9)
Interest expense, net	28.4	18.1	80.5	42.5
Investment remeasurement	—	(2.0)	—	(1.0)
Gain on sale leaseback	(12.1)	—	(12.1)	—
(Loss) before income taxes	(31.7)	(24.0)	(174.8)	(151.4)
Income tax (benefit)	(10.9)	(6.5)	(30.2)	(41.9)
Loss from equity method investments	0.8	—	4.5	—
Net (loss)	$(21.6)	$(17.5)	$(149.1)	$(109.5)

Other comprehensive income (loss):
Foreign currency translation	(0.1)	(0.1)	—	(0.1)
Cash flow hedges	1.6	13.9	11.3	13.0
Income tax (provision) on cash flow hedges	(0.4)	(3.5)	(2.9)	(3.3)
Other comprehensive income	1.1	10.3	8.4	9.6
Comprehensive (loss)	$(20.5)	$(7.2)	$(140.7)	$(99.9)

(Loss) per common share:
Basic	$(0.51)	$(0.43)	$(3.57)	$(2.69)
Diluted	$(0.51)	$(0.43)	$(3.57)	$(2.69)
Weighted-average common shares outstanding:
Basic	42.2	40.8	41.8	40.7
Diluted	42.2	40.8	41.8	40.7

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(In millions)
Net cash provided by (used for) operating activities:
Net (loss)	$(149.1)	$(109.5)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Non-cash operating lease expense	129.9	127.0
Depreciation and amortization	61.6	59.9
Deferred income taxes	1.1	(1.7)
Stock-based compensation expense	6.6	6.1
Amortization of deferred financing costs and original issue discount	2.6	1.5
Investment remeasurement	—	(1.0)
Gain on sale leaseback	(12.1)	—
Loss on disposal and impairment of fixed assets	8.6	0.3
Intangible asset impairment	1.7	—
Loss on equity method investment	4.5	—
Changes in operating assets and liabilities:
(Increase) in inventories	(95.5)	(88.4)
(Increase) in prepaid expenses and other current assets	(34.7)	(39.3)
Increase in accounts payable	65.2	16.5
(Decrease) in accrued expenses	(4.2)	(16.4)
(Decrease) in operating lease liabilities	(129.5)	(120.6)
(Decrease) in other long-term liabilities	(2.9)	(13.1)
Other, net	(4.7)	5.1
Net cash (used for) operating activities	(150.9)	(173.6)
Net cash provided by (used for) investing activities:
Capital expenditures	(36.1)	(80.4)
Proceeds from sale leaseback	33.2	—
Other investing activities	(1.6)	(4.3)
Net cash (used for) investing activities	(4.5)	(84.7)
Net cash provided by (used for) financing activities:
Term loan payments	(5.1)	(5.1)
FILO proceeds	97.0	—
Borrowings on revolving credit facility	555.6	544.1
Payments on revolving credit facility	(473.1)	(256.1)
Principal payments on finance lease obligations	(6.1)	(7.1)
Proceeds from employee stock purchase plan and exercise of stock options	0.5	1.1
Payments of taxes related to the net issuance of team member stock awards	(0.1)	(0.1)
Dividends paid	—	(13.4)
Financing fees paid	(5.2)	—
Net cash provided by financing activities	163.5	263.4
Effect of exchange rate changes on cash	—	(0.1)
Net increase in cash and cash equivalents	8.1	5.0
Cash and cash equivalents at beginning of period	20.2	22.5
Cash and cash equivalents at end of period	$28.3	$27.5
Cash paid (received) during the period for:
Interest	$77.5	$39.6
Income taxes, net of (refunds)	(2.3)	(6.6)

See notes to unaudited consolidated financial statements.

JOANN Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' (Deficit)
	(In millions)
Balance, January 28, 2023	41.1	3.0	$0.4	$208.0	$(26.6)	$(239.2)	$8.3	$(49.1)
Net (loss)	—	—	—	—	—	(54.2)	—	(54.2)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	—	5.3	—	—	—	5.3
Exercise of stock options	—	—	—	(0.4)	0.4	—	—	—
Vesting of restricted stock units	0.1	(0.1)	—	(0.9)	0.8	—	—	(0.1)
Balance, April 29, 2023	41.2	2.9	$0.4	$212.0	$(25.4)	$(293.4)	$9.1	$(97.3)
Net (loss)	—	—	—	—	—	(73.3)	—	(73.3)
Other comprehensive income	—	—	—	—	—	—	6.4	6.4
Stock-based compensation	—	—	—	1.5	—	—	—	1.5
Vesting of restricted stock units	0.1	(0.1)	—	(0.9)	0.9	—	—	—
Employee stock purchase plan purchases	0.6	(0.6)	—	(5.0)	5.5	—	—	0.5
Balance, July 29, 2023	41.9	2.2	$0.4	$207.6	$(19.0)	$(366.7)	$15.5	$(162.2)
Net (loss)	—	—	—	—	—	(21.6)	—	(21.6)
Other comprehensive income	—	—	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	—	(0.2)	—	—	—	(0.2)
Vesting of restricted stock units	—	—	—	(0.1)	—	—	—	(0.1)
Balance, October 28, 2023	41.9	2.2	$0.4	$207.3	$(19.0)	$(388.3)	$16.6	$(183.0)

	Net Common Shares	Treasury Shares	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	(In millions)
Balance, January 29, 2022	40.6	3.5	$0.4	$203.3	$(30.8)	$(24.9)	$1.8	$149.8
Net (loss)	—	—	—	—	—	(35.1)	—	(35.1)
Other comprehensive income	—	—	—	—	—	—	3.5	3.5
Dividends – $0.11 per share	—	—	—	—	—	(4.5)	—	(4.5)
Stock-based compensation	—	—	—	1.0	—	—	—	1.0
Exercise of stock options	—	—	—	0.1	0.3	—	—	0.4
Vesting of restricted stock units	0.1	(0.1)	—	(0.7)	0.6	—	—	(0.1)
Balance, April 30, 2022	40.7	3.4	$0.4	$203.7	$(29.9)	$(64.5)	$5.3	$115.0
Net (loss)	—	—	—	—	—	(56.9)	—	(56.9)
Other comprehensive (loss)	—	—	—	—	—	—	(4.2)	(4.2)
Dividends – $0.10 per share	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	1.2	—	—	—	1.2
Vesting of restricted stock units	—	—	—	(0.2)	0.2	—	—	—
Employee stock purchase plan purchases	0.1	(0.1)	—	(0.2)	0.9	—	—	0.7
Balance, July 30, 2022	40.8	3.3	$0.4	$204.5	$(28.8)	$(126.0)	$1.1	$51.2
Net (loss)	—	—	—	—	—	(17.5)	—	(17.5)
Other comprehensive income	—	—	—	—	—	—	10.3	10.3
Dividends – $0.11 per share	—	—	—	—	—	(4.6)	—	(4.6)
Stock-based compensation	—	—	—	3.9	—	—	—	3.9
Balance, October 29, 2022	40.8	3.3	$0.4	$208.4	$(28.8)	$(148.1)	$11.4	$43.3

See notes to unaudited consolidated financial statements.

JOANN Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Significant Accounting Policies

Nature of Operations

JOANN (as defined below) is the nation’s category leader in sewing and fabrics (collectively, “Sewing”), with one of the largest assortments of arts and crafts products. As a well-established and trusted brand for 80 years, the Company believes it has a deep understanding of its customers, what inspires their creativity and what fuels their incredibly diverse projects. In order to best serve its customers, JOANN has transformed itself into a fully-integrated, digitally-connected omni-channel retailer that provides Creative Products to its customers whenever and however they want. As of October 28, 2023, the Company operated 829 store locations in 49 states.

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

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the fiscal year ending January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2024 consists of 53 weeks and ends February 3, 2024. The fiscal quarters ended October 28, 2023 and October 29, 2022 were both comprised of 13 weeks.

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

Related Party Transactions

During the thirteen and thirty-nine weeks ended October 29, 2022, the Company paid dividends of $3.1 million and $9.2 million, respectively, to LGP as part of the Company's quarterly dividend payments. The Company did not pay any dividends during the first thirty-nine weeks of fiscal 2024.

Note 2—Financing

Long-term debt consisted of the following:

	October 28, 2023	October 29, 2022	January 28, 2023
	(In millions)
ABL Facility	$406.5	$409.0	$324.0
Term Loan due 2028	661.5	668.3	666.6
FILO Loan	100.0	—	—
Total debt	1,168.0	1,077.3	990.6
Less unamortized discount and debt costs	(13.0)	(8.1)	(7.8)
Total debt, net	1,155.0	1,069.2	982.8
Less current portion of debt	(6.8)	(6.8)	(6.8)
Long-term debt, net	$1,148.2	$1,062.4	$976.0

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

The Third Amendment also replaced the London Interbank Offered Rate ("LIBOR") as the interest rate benchmark under the credit agreement with the forward-looking term rate based on the Term Secured Overnight Financing Rate ("SOFR") as administered by the Federal Reserve Bank of New York. SOFR loans, previously Eurodollar rate loans, bear an additional margin of 2.00% when average historical excess capacity is less than 33.33% of the maximum credit, 1.75% when average historical excess capacity is greater than 33.33% but less than 66.67% of the maximum credit, and 1.50% when average historical excess capacity is greater than or equal to 66.67% of the maximum credit. Eurodollar rate loans bore an additional margin of 1.50% when average historical excess capacity is less than 40.00% of the maximum credit and 1.25% when average historical excess capacity is greater than or equal to 40.00% of the maximum credit. Unused commitment fees on the ABL Facility are calculated based on a rate of 0.20% per annum. The Company has the option to request an increase in the size of the ABL Facility up to $150.0 million (for a total facility of $650.0 million) in increments of not less than $20.0 million, provided that no default exists or would arise from the increase. However, the lenders under the ABL Facility are under no obligation to provide any such additional amounts.

As of October 28, 2023, there were $406.5 million of borrowings on the ABL Facility, and the Company’s outstanding letters of credit obligation was $21.4 million. As of October 28, 2023, the Company’s excess availability on the ABL Facility was $72.1 million. During the third quarter of fiscal 2024, the weighted average interest rate for borrowings under the ABL Facility was 7.65%, compared to 4.28% for the third quarter of fiscal 2023. As of October 29, 2022, the Company had $409.0 million of borrowings on the ABL Facility, and the Company’s outstanding letters of credit obligation was $16.5 million. As of October 29, 2022, the Company’s excess availability on the ABL Facility was $74.5 million.

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

The FILO Loans and the revolving commitments under the credit agreement (the “Revolving Commitments”) mature on December 22, 2026. The FILO Loans will not amortize. The FILO Loans are SOFR loans (as defined in the Third Amendment), that bear monthly interest at an applicable margin of 9.75% with one 100 basis point stepdown based on minimum Consolidated EBITDA (as defined in the Third Amendment), plus a one-month term SOFR rate established at the beginning of each calendar month and is subject to a SOFR floor of 1.50%.

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

During the third quarter of fiscal 2024, the weighted average interest rate for borrowings under the FILO Loans due 2026 was 15.28%.

Term Loan Due 2028

On July 7, 2021, the Company entered into the Amendment No. 2 (“Amendment No. 2”) to the credit agreement, dated as of October 21, 2016. Amendment No. 2, among other things, provided for a new $675 million incremental first-lien term loan credit facility with a maturity date of July 7, 2028 (the “Term Loan due 2028”). The Term Loan due 2028 was issued at 99.5% of face value and was used to refinance the Company’s outstanding first-lien term loan credit facility due 2023, as well as to reduce amounts borrowed under the ABL Facility and pay related fees and expenses. Amendment No. 2 reduced the applicable interest rates for Eurodollar rate loans and base rate loans from 5.00% and 4.00% to 4.75% and 3.75%, respectively, and reduced the LIBOR floor from 1.00% to 0.75%. In May 2023, the Company entered into the Amendment No. 3 ("Amendment No. 3") to the credit agreement. Amendment No. 3 replaced the LIBOR reference rate with SOFR. Other than the changes described above, all other material provisions of the credit agreement remain unchanged. During the third quarter of fiscal 2024, the weighted average interest rate for borrowings under the Term Loan due 2028 was 10.51% compared to 7.69% during the third quarter of fiscal 2023. During the third quarter of fiscal 2024, the first interest rate swap benefit was received. After netting the swap with the term loan interest, the weighted average interest rate for the borrowing under the Term Loan due 2028 was 9.65%.

Covenants

The covenants contained in the credit agreements restrict JOANN’s ability to pay dividends or make other distributions; accordingly, any dividends may only be paid in accordance with such covenants. Among other restrictions, the credit agreements permit the public parent company to pay dividends on its common stock in amounts not to exceed the greater of 6% per annum of the net proceeds received by, or contributed to Jo-Ann Stores, LLC from any such public offering of common stock of Jo-Ann Stores, LLC or its direct or indirect parent company, or 7% of Market Capitalization (as defined in the credit agreements). So long as there is no event of default, the credit agreements also allow dividends in amounts up to $100 million, which amount can increase if certain other conditions are satisfied, including if JOANN’s leverage does not exceed certain thresholds. Additionally, the ABL Facility allows for unlimited dividends, so long as there is no event of default and the Company’s excess availability after giving pro forma effect for the thirty-day period immediately preceding such payment shall be greater than (a) the greater of 12.5% of the maximum credit and $40 million and the consolidated fixed charge coverage ratio shall be greater than or equal to 1.0 to 1.0 or (b) 17.5% of the maximum credit calculated. At October 28, 2023, the Company was in compliance with all covenants under its credit agreements.

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

Interest Rate Swaps

In August 2021, the Company entered into an interest rate swap agreement with U.S. Bank N.A., which has a $200 million notional value with an effective date of October 26, 2023 and a maturity date of October 26, 2025. Beginning in January 2024, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 1.44% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. In June 2023, an amendment replaced LIBOR as the floating rate option under the swap agreement with the forward-looking term rate based on SOFR. The fair value of the interest rate swap as of October 28, 2023 was $13.8 million.

In May 2022, the Company entered into a second interest rate swap agreement with U.S. Bank N.A., which has a $250 million notional value with an effective date of July 26, 2023 and a maturity date of January 26, 2026. Beginning in October 2023, the Company receives 1-month, 3-month or 6-month LIBOR, at the Company's election, subject to a 0.75% floor, and pays a fixed rate of interest of 3.37% per annum on a quarterly basis. In connection with the execution of the interest rate swap agreement, no cash was exchanged between the Company and the counterparty. In June 2023, an amendment replaced LIBOR as the floating rate option under the swap agreement with the forward-looking term rate based on SOFR. The fair value of the interest rate swap as of October 28, 2023 was $8.6 million.

All of the Company's derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheet on a net basis. As of October 28, 2023, none of the netting arrangements involved collateral. The net fair value of the interest rate swaps as of October 28, 2023 was $22.4 million.

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

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 are presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(In millions)
Interest rate swap - $200M notional amount	$1.2	$5.4	$5.3	$7.7
Interest rate swap - $250M notional amount	0.4	8.5	6.0	5.3
Gain recognized in other comprehensive income (loss), gross of income taxes	$1.6	$13.9	$11.3	$13.0

The components of interest expense, including the amount of gains and losses on derivative instruments and related hedged items, as reported on the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 are presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(In millions)
Interest expense on debt	$29.8	$18.1	$81.9	$42.5
Interest (income) of derivatives	(1.4)	—	(1.4)	—
Interest expense on debt and derivatives	$28.4	$18.1	$80.5	$42.5

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

Instrument	Balance Sheet Location	October 28, 2023	October 29, 2022
		(In millions)
Interest rate swaps - current	Prepaid expenses and other current assets	$12.9	$1.0
Interest rate swaps - long-term	Other assets	$9.5	$14.4

The fair values of cash and cash equivalents, accounts payable and borrowings on the Company’s ABL Facility approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy.

Long-term debt is presented at carrying value in the Company’s Consolidated Balance Sheets. The fair value of the Company’s Term Loan due 2028 was determined based on quoted market prices or recent trades of this debt instrument in less active markets. If the Company’s long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. The following provides the carrying and fair value of the Company’s Term Loan due 2028 as of October 28, 2023 and October 29, 2022:

	October 28, 2023		October 29, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Term Loan due 2028 (a)	$654.5	$189.8	$660.2	$439.9

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

Note 5—Goodwill and Other Intangible Assets

The carrying amount of goodwill at October 28, 2023 and October 29, 2022 was as follows:

	October 28, 2023	October 29, 2022
	(In millions)
Goodwill, gross	$643.8	$643.8
Accumulated impairment	(481.8)	(481.8)
Goodwill, net	$162.0	$162.0

The carrying amount and accumulated amortization of identifiable intangible assets at October 28, 2023 and October 29, 2022 was as follows:

		October 28, 2023		October 29, 2022
	Estimated Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Indefinite-lived intangible assets:
JOANN trade name	—	$230.0	$—	$325.0	$—
Joann.com domain name	—	10.0	—	10.0	—
Intangible assets subject to amortization:
Creativebug trade name	10	0.1	(0.1)	0.1	(0.1)
Technology	3	5.3	(4.6)	5.3	(1.2)
Customer relationships	16	110.0	(86.7)	110.0	(79.8)
Total intangible assets		$355.4	$(91.4)	$450.4	$(81.1)

The Company recognized intangible asset amortization of $2.2 million and $6.5 million for the thirteen and thirty-nine weeks ended October 28, 2023, respectively. Additionally, the Company recognized impairment of intangible assets, related to Technology, of $1.7 million during the thirteen and thirty-nine weeks ended October 28, 2023. The Company recognized intangible asset amortization of $2.1 million and $6.3 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively. The weighted average amortization period of amortizable intangible assets as of October 28, 2023 approximated 3.3 years.

Note 6—Income Taxes

Effective Tax Rate

The effective income tax rate for the third quarter of fiscal 2024 was 34.4%, an income tax benefit on a pre-tax book loss, compared to the rate for the third quarter of fiscal 2023, which was 27.1%, also an income tax benefit on a pre-tax book loss. The effective income tax rate for the first thirty-nine weeks of fiscal 2024 was 17.3%, an income tax benefit on a pre-tax book loss, compared to 27.7%, also an income tax benefit on a pre-tax book loss, for the first thirty-nine weeks of fiscal 2023. The effective tax rate increased from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 primarily because the Company, after considering updated information, including the filing of the fiscal 2023 federal income tax return, reduced the forecasted valuation allowance against a significant portion of the deferred tax asset relating to the disallowed interest expense deduction and related carryover under Section 163(j) of the Internal Revenue Code of 1986 (“the Code”), as amended, along with related state law. The decrease in the effective tax rate from the first thirty-nine weeks of fiscal 2023 to the first thirty-nine weeks of fiscal 2024 was primarily because the Company continues to anticipate, beginning with the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Code, along with related state law. As the anticipated additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during both the third quarter and first thirty-nine weeks of fiscal 2024.

The effective tax rate is subject to change based on the mix of income from different state jurisdictions, which have different tax rates, as well as the change in status or outcome of uncertain tax positions. The Company evaluates its effective tax rate on a quarterly basis and updates its estimate of the full-year effective rate as necessary.

Reserves for Uncertain Tax Positions

At the end of the third quarter of fiscal 2024, unrecognized tax benefits were $1.0 million, of which $0.8 million would affect the effective tax rate, if recognized. The Company records interest and penalties on uncertain tax positions as a component of the income tax provision. The total amount of interest and penalties accrued at the end of the third quarter of both fiscal 2024 and fiscal 2023 was $0.1 million. Within the next 12 months, it is reasonably possible that uncertain tax positions could be reduced by approximately $0.1 million resulting from resolution or closure of tax examinations. Any increase in the amount of uncertain tax positions within the next 12 months is expected to be insignificant.

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

The following table sets forth the reconciliation of the numerator and the denominator of basic and diluted loss per share and the stock-based awards excluded from the calculation of diluted loss per share because their effect would have been antidilutive for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(In millions except per share data)
Net (loss)	$(21.6)	$(17.5)	$(149.1)	$(109.5)

Weighted-average common shares outstanding – basic	42.2	40.8	41.8	40.7
Effect of dilutive stock-based awards	—	—	—	—
Weighted-average common shares outstanding – diluted	42.2	40.8	41.8	40.7

Basic (loss) per common share	$(0.51)	$(0.43)	$(3.57)	$(2.69)
Diluted (loss) per common share	$(0.51)	$(0.43)	$(3.57)	$(2.69)

Antidilutive stock-based awards excluded from diluted calculation	9.9	4.5	9.2	4.5

Note 8—Segments and Disaggregated Revenue

The Company conducts its business activities and reports financial results as one operating segment and one reportable segment, which includes the Company’s store locations and integrated omni-channel operations. Due to its integrated omni-channel strategy, the Company views omni-channel sales as an extension of its physical store locations. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. The role of CODM is performed by the Office of the Chief Executive Officer. Furthermore, the Company notes that monitoring financial results as one reportable segment helps the CODM manage costs on a consolidated basis, consistent with the integrated nature of its operations.

The following table shows revenue by product category:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(In millions)
Sewing	$260.7	$266.5	$706.0	$725.1
Arts and Crafts and Home Décor	273.3	288.5	743.7	774.9
Other	5.8	7.8	22.0	24.1
Total	$539.8	$562.8	$1,471.7	$1,524.1

Note 9—Commitments and Contingencies

The Company is involved in various litigation matters in the ordinary course of its business. The Company is not currently involved in any litigation that it expects, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Note 10—Gain on Sale Leaseback

During the third quarter of fiscal 2024, the Company completed a sale and leaseback transaction for its Hudson Facility for a sale price of $34.5 million. The transaction qualified as a completed sale under the sale leaseback accounting requirements and the Company recorded a gain of $12.1 million. The cash proceeds from the sale, before income taxes and net of transaction fees, were $33.2 million. Net after tax proceeds from the sale will be used to invest in assets for the business. The lease related to this transaction is classified as an operating lease and has an initial lease term of 5 years and three 5-year extension options.

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

Our fiscal year ends on the Saturday closest to January 31 and refers to the year in which the period ends (e.g., fiscal 2023 refers to the year ended January 28, 2023). Fiscal years consist of 52 weeks, unless noted otherwise. Fiscal 2024 consists of 53 weeks and ends on February 3, 2024. The fiscal quarters ended October 28, 2023 and October 29, 2022 were both comprised of 13 weeks.

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

Highlights for the Thirteen Weeks Ended October 28, 2023

•
Net sales decreased 4.1% compared to the third quarter of fiscal 2023, to $539.8 million, with total comparable sales decreasing 4.1%, which compares to a 8.0% decrease in comparable sales for the same period in the prior fiscal year.
•
Gross profit increased 0.4% compared to the third quarter of fiscal 2023, to $282.1 million, at a rate to net sales of 52.3%, which was a 240 basis point increase compared to the same period in the prior fiscal year.
•
Net loss was $21.6 million in the third quarter of fiscal 2024, compared to net loss of $17.5 million in the same period in the prior fiscal year.

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

We define Adjusted EBITDA as net income (loss) plus income tax provision (benefit), interest expense, net and depreciation and amortization, further adjusted to eliminate the impact of certain non-cash items and other items that we do not consider indicative of our ongoing operating performance, including other amortization, investment remeasurements, gain on sale leaseback, costs related to strategic initiatives, excess import freight costs, technology development expenses, stock-based compensation expense, gains and losses on disposal and impairment of fixed and operating lease assets, intangible asset impairment, gains and losses from equity method investments, non-recurring employee-related costs and other one-time costs. The excess import freight costs are directly attributable to surging market demand for shipping capacity as economies recovered from the COVID-19 pandemic, as well as actions taken by government and industry leaders designed to protect against further spread of the virus, which disrupted the efficient operation of domestic and international supply chains. These COVID-19 related conditions produced an imbalance of ocean freight capacity and related demand, as well as port congestion and other supply chain disruptions that added significant cost to our procurement of imported merchandise. These excess import freight costs included significantly higher rates paid per container to ocean carriers, as well as fees paid due to congested ports that we did not normally incur. In a normative operating environment, we would procure 70% to 80% of our needs for ocean freight under negotiated contract rates, with the balance procured in a brokered market, typically at no more than a 10% to 15% premium to our contract rates. Accordingly, we established a baseline cost (“standard cost”) assuming those contract capacities, established rates and typical premium in the brokered market for peak volume needs not covered under our contracts. The amount of excess import freight costs included as an adjustment to arrive at Adjusted EBITDA is calculated by subtracting, from our actual import freight costs, our standard cost for the applicable period. Negotiation of our current contract rates was finalized in the second quarter of fiscal 2023. We have been experiencing declines in overall ocean freight rates and a reduction in other fees associated with port congestion, which has positively impacted our cash payments and Adjusted EBITDA. We are identifying these COVID-19 related excess import freight costs as a separate line item in the table below due to their magnitude and to distinguish them from other COVID-19 related costs we have previously excluded in calculating Adjusted EBITDA.

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
•
Adjusted EBITDA may be calculated differently by other companies in our industry, such that its usefulness may be limited as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

The following is a reconciliation of our net (loss) to Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss)	$(21.6)	$(17.5)	$(149.1)	$(109.5)
Income tax (benefit)	(10.9)	(6.5)	(30.2)	(41.9)
Interest expense, net	28.4	18.1	80.5	42.5
Depreciation and amortization	22.4	19.9	61.6	59.9
Other amortization (1)	1.9	0.4	3.6	1.2
Investment remeasurement (2)	—	(2.0)	—	(1.0)
Gain on sale leaseback (3)	(12.1)	—	(12.1)	—
Strategic initiatives (4)	6.5	0.9	16.4	4.6
Excess import freight costs (5)	—	18.5	4.2	74.5
Technology development expense (6)	2.0	2.0	5.6	7.0
Stock-based compensation expense	(0.2)	3.9	6.6	6.1
Loss on disposal and impairment of fixed and operating lease assets	9.3	—	12.7	1.1
Intangible asset impairment (7)	1.7	—	1.7	—
Loss from equity method investments	0.8	—	4.5	—
Non-recurring employee-related costs (8)	7.2	0.9	10.7	1.7
Other (9)	2.1	1.6	2.4	3.7
Adjusted EBITDA	$37.5	$40.2	$19.1	$49.9

(1)
“Other amortization” represents amortization of content and capitalized cloud-based system implementation costs.
(2)
“Investment remeasurement” represents net gains and losses associated with our equity investments without readily determinable fair values.
(3)
“Gain on sale leaseback” represents the gain attributable to the sale leaseback of our facility in Hudson, Ohio.
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
(7)
"Intangible asset impairment" represents impairment charges on our technology intangible asset, which resulted from an analysis of the asset during the third quarter of fiscal 2024.
(8)
"Non-recurring employee-related costs" represents the one-time impact of employee severance, employee recruitment and employee transition costs.
(9)
“Other” represents the one-time impact of certain legal matters and other asset disposals and impairments.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated. The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes.

Consolidated Income Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$539.8	$562.8	$1,471.7	$1,524.1
Gross profit	282.1	281.0	763.1	736.6
SG&A expenses	273.4	269.0	806.2	786.6
Operating (loss)	(15.4)	(7.9)	(106.4)	(109.9)
Net (loss)	(21.6)	(17.5)	(149.1)	(109.5)

Other Operational Data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total (decrease) in comparable sales vs. prior year	(4.1)%	(8.0)%	(3.5)%	(9.2)%
Gross margin	52.3%	49.9%	51.9%	48.3%
SG&A expenses as a % of net sales	50.6%	47.8%	54.8%	51.6%
Operating (loss) as a % of net sales	(2.9)%	(1.4)%	(7.2)%	(7.2)%
Adjusted EBITDA (1)	$37.5	$40.2	$19.1	$49.9
Adjusted EBITDA as a % of net sales	6.9%	7.1%	1.3%	3.3%
Total store location count at end of period	829	840	829	840

(1)
See “Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss).

Comparison of the Thirteen Weeks ended October 28, 2023 and October 29, 2022

Net Sales

Net sales were $539.8 million for the thirteen weeks ended October 28, 2023, a decrease of $23.0 million or 4.1% compared to the same period in fiscal 2023. Total comparable sales for the thirteen weeks ended October 28, 2023 decreased 4.1% compared with a total comparable sales decrease of 8.0% in the same period in fiscal 2023. The total comparable sales decline was driven by a decrease in average ticket and transaction volume. On a category basis, net sales declines were most pronounced in our non-Halloween seasonal and craft technology businesses. Declines in our non-Halloween seasonal businesses were driven by strategic inventory receipt pullbacks in higher risk categories. In addition, the pull forward and earlier set of Halloween merchandise in the second quarter had an adverse timing impact on third quarter sales results. These unfavorable drivers were partially offset by positive results in our needle arts, fleece, and sewing technology businesses.

Gross Profit

Gross profit was $282.1 million for the thirteen weeks ended October 28, 2023, an increase of $1.1 million or 0.4% compared to the same period in fiscal 2023. Gross margin was 52.3% for the thirteen weeks ended October 28, 2023, an increase of 240 basis points compared to the same period in fiscal 2023. The increase in gross margin was primarily driven by declining carrier and fuel rates, both domestic and import, favorable product category mix due to strength in our core Sewing categories, and improved clearance activity. These favorable drivers were partially offset by the flowthrough of inflationary product cost increases, lower overall pricing driven by actions taken to optimize and rightsize average unit retail levels, increased shipping costs associated with growth in our e-commerce business and lower vendor allowances.

Selling, General and Administrative Expenses

SG&A expenses were $273.4 million for the thirteen weeks ended October 28, 2023, an increase of $4.4 million or 1.6% compared to the same period in fiscal 2023. This increase was primarily driven by severance and other up-front costs to implement our cost reduction initiatives and asset impairment and disposal expenses, which we do not expect to continue at the same rate in future periods. Additionally, there were increases due to inflationary pressures on labor and other costs as well as increased general insurance and medical benefit expenses. These increases were partially offset by improved operating efficiencies, including savings generated through our new store labor operating model as well as optimized corporate headcount, favorable incentive and stock-based compensation activity, and lower store pre-opening and closing costs due to fewer store projects.

As a percentage of net sales, SG&A expenses for the thirteen weeks ended October 28, 2023 were 50.6%, an increase of 280 basis points compared to the same period in fiscal 2023. The increase as a percentage of sales was primarily driven by the factors described above, as well as the 4.1% decrease in net sales in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.

Interest Expense

Interest expense for the thirteen weeks ended October 28, 2023 was $28.4 million, an increase of $10.3 million compared to the same period in fiscal 2023. The increase in interest expense was primarily due to higher interest rates, as well as a higher average debt level during the third quarter of fiscal 2024 compared to the same period in fiscal 2023. The average debt level in the thirteen weeks ended October 28, 2023 was $1,144.6 million compared to $1,071.2 million in the thirteen weeks ended October 29, 2022. The weighted average interest rate, net of hedging instruments was 9.47% for the thirteen weeks ended October 28, 2023. The weighted average interest rate, excluding hedging instruments, was 9.97% and 6.41% for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively.

We had $1,168.0 million of debt outstanding (face value) as of October 28, 2023, compared to $1,077.3 million as of October 29, 2022.

Income Taxes

The effective income tax rate for the third quarter of fiscal 2024 was 34.4%, an income tax benefit on a pre-tax book loss, compared to the rate for the third quarter of fiscal 2023, which was 27.1%, also an income tax benefit on a pre-tax book loss. The effective tax rate increased from the third quarter of fiscal 2023 to the third quarter of fiscal 2024 primarily because the Company, after considering updated information, including the filing of the fiscal 2023 federal income tax return, reduced the forecasted valuation allowance against a significant portion of the deferred tax asset relating to the disallowed interest expense deduction and related carryover under Section 163(j) of the Code, along with related state law. As the anticipated valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during the third quarter of fiscal 2024.

Net Loss

Net loss was $21.6 million for the thirteen weeks ended October 28, 2023, compared to net loss of $17.5 million during the same period in fiscal 2023. The increase in net loss was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) was $37.5 million for the thirteen weeks ended October 28, 2023 compared to $40.2 million for the same period in fiscal 2023. The decrease was driven by the factors described above.

Comparison of the Thirty-Nine Weeks ended October 28, 2023 and October 29, 2022

Net Sales

Net sales were $1,471.7 million for the thirty-nine weeks ended October 28, 2023, a decline of $52.4 million or 3.4% compared to the same period in fiscal 2023. Total comparable sales for the thirty-nine weeks ended October 28, 2023 decreased 3.5% compared with a total comparable sales decrease of 9.2% in the same period in fiscal 2023. The total comparable sales decline was driven by a decrease in average ticket and transaction volume. On a category basis, net sales declines were most pronounced in our non-Halloween seasonal and craft technology businesses. Declines in our non-Halloween seasonal businesses were driven by strategic inventory receipt pullbacks in higher risk categories. These unfavorable drivers were partially offset by positive results in our needle arts, fleece, and Halloween merchandise businesses.

Gross Profit

Gross profit was $763.1 million for the thirty-nine weeks ended October 28, 2023, an increase of $26.5 million or 3.6% compared to the same period in fiscal 2023. Gross margin was 51.9% for the thirty-nine weeks ended October 28, 2023, an increase of 360 basis points compared to the same period in fiscal 2023. The increase in gross margin was primarily driven by declining carrier and fuel rates, both domestic and import, as well as favorable product category mix due to strength in our core Sewing categories. These favorable drivers were partially offset by the flowthrough of inflationary product cost increases.

Selling, General and Administrative Expenses

SG&A expenses were $806.2 million for the thirty-nine weeks ended October 28, 2023, an increase of $19.6 million or 2.5% compared to the same period in fiscal 2023. This increase was primarily driven by severance and other up-front costs to implement our cost reduction initiatives, inflationary pressures on labor and other costs, asset impairment and disposal expenses, increased general insurance expenses, and higher incentive and stock-based compensation costs. These increases were partially offset by improved operating efficiencies, including savings generated through our new store labor operating model as well as optimized corporate headcount and marketing spend, lower store pre-opening and closing costs due to fewer store projects, and lower medical benefit costs.

As a percentage of net sales, SG&A expenses for the thirty-nine weeks ended October 28, 2023, were 54.8%, an increase of 320 basis points compared to the same period in fiscal 2023. This increase was driven by the factors listed above as well as the 3.4% decrease in net sales in the first thirty-nine weeks of fiscal 2024 compared to the same period in fiscal 2023.

Interest Expense

Interest expense for the thirty-nine weeks ended October 28, 2023 was $80.5 million, an increase of $38.0 million compared to the same period in fiscal 2023. The increase was due to higher interest rates, as well as higher average debt levels during the first thirty-nine weeks of fiscal 2024. The average debt level in the thirty-nine weeks ended October 28, 2023 was $1,094.1 million compared to $981.5 million in the thirty-nine weeks ended October 29, 2022. The weighted average interest rate, net of hedging instruments was 9.34% for the thirty-nine weeks ended October 28, 2023. The weighted average interest rate, excluding hedging instruments, was 9.52% and 5.40% for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.

We had $1,168.0 million of debt outstanding (face value) as of October 28, 2023 compared to $1,077.3 million as of October 29, 2022.

Income Taxes

The effective income tax rate for the first thirty-nine weeks of fiscal 2024 was 17.3%, which was an income tax benefit on a pre-tax book loss, compared to 27.7% for the first thirty-nine weeks of fiscal 2023, also an income tax benefit on a pre-tax book loss. The effective tax rate decreased from the first thirty-nine weeks of fiscal 2023 to the first thirty-nine weeks of fiscal 2024 because the Company continues to anticipate, beginning with the first quarter of fiscal 2024, the need to record a valuation allowance for the full year against a significant portion of the Company’s current year deferred tax asset relating to the future carryover of disallowed interest expense deductions for federal and state income tax purposes under Section 163(j) of the Code, along with related state law. As the anticipated additional valuation allowance is included in the Company’s annual estimated effective tax rate, a portion of the unfavorable valuation allowance impact is included in the net income tax benefit recorded during the first thirty-nine weeks of fiscal 2024.

Net Loss

Net loss was $149.1 million for the thirty-nine weeks ended October 28, 2023, an increase of $39.6 million compared to the same period in fiscal 2023. The increase in net loss was driven by the factors described above.

Adjusted EBITDA

Adjusted EBITDA (as defined above) decreased 61.7% to $19.1 million or 1.3% of net sales for the thirty-nine weeks ended October 28, 2023 compared to $49.9 million or 3.3% of net sales for the same period in fiscal 2023. Our decrease in Adjusted EBITDA of $30.8 million and decline of Adjusted EBITDA as a percentage of net sales of 200 basis points was driven primarily by lower total comparable sales in addition to an increase in our SG&A expenses.

Liquidity and Capital Resources

We have three principal sources of liquidity: cash and cash equivalents on hand, cash from operations and available borrowings under our ABL Facility. In addition, we may seek to obtain alternative sources of financing and working capital, including, among other sources, through the issuance of equity, incurrence of debt, utilization of trade credit, sale of assets or securitization of receivables. Any issuance of equity or debt may be for cash or in exchange for our outstanding securities or indebtedness. We believe that our cash and cash equivalents on hand, cash from operations and availability under our ABL Facility will be sufficient to cover our anticipated working capital, capital expenditure and debt service requirement needs for the next twelve months. However, we may be required to obtain additional financing in the future, and subject to market conditions, we may from time to time seek to amend, refinance, restructure or repurchase our outstanding indebtedness and/or raise additional equity financing. Any debt we incur in the future may have terms (including cash interest rate, financial covenants, and covenants limiting our operating flexibility or ability to obtain additional financings) that are not favorable to us, and any such additional equity financing may dilute the economic and/or voting interests of our existing stockholders, may be preferred in right of payment to our outstanding common stock or confer other privileges to the holders, and may contain financial or operational covenants that restrict our operating flexibility or ability to obtain additional financings. Furthermore, our failure to obtain any necessary financing could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity. See Part II. Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q set forth below. As of October 28, 2023, we were in compliance with all covenants under our debt facilities.

For the four quarters ended October 28, 2023, our ratio of consolidated net debt to Credit Facility Adjusted EBITDA, which is calculated in accordance with our credit facilities, was 5.68 to 1.0, and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA was 5.68 to 1.0. We reference our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA because such ratios are calculated in accordance with our credit facilities and used to determine our compliance with certain covenants in our credit facilities, tested each quarter on the basis of the preceding four quarters. For example, we are permitted to prepay debt and make distributions on account of equity up to a certain amount under our Term Loan due 2028 if our ratio of consolidated net debt to Credit Facility Adjusted EBITDA for the prior four quarters as of the quarterly test is not greater than 4.90 to 1.0 and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA for such period is not greater than 3.60 to 1.0. Additionally, our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA is measured once per year following the completion of our annual Consolidated Financial Statements and determines what percentage of our excess cash flow (as defined in our Term Loan due 2028) we are required to apply for the repayment of principal on our Term Loan due 2028, ranging from 50% of excess cash flow for ratios in excess of 2.50x to 0% of excess cash flow for ratios of less than 2.00x. Accordingly, we believe that our ratio of consolidated net debt to Credit Facility Adjusted EBITDA and our ratio of consolidated senior secured net debt to Credit Facility Adjusted EBITDA are material to an investor’s understanding of our financial condition and liquidity.

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

The following table provides a summary of our cash provided by (used for) operating, investing and financing activities for the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
(In millions)	October 28, 2023	October 29, 2022
Net cash (used for) operating activities	$(150.9)	$(173.6)
Net cash (used for) investing activities	(4.5)	(84.7)
Net cash provided by financing activities	163.5	263.4
Effect of exchange rate changes on cash	—	(0.1)
Net increase in cash and cash equivalents	$8.1	$5.0

Net Cash Used for Operating Activities

Net cash used for operating activities was $150.9 million in the thirty-nine weeks ended October 28, 2023, compared to $173.6 million of net cash used for operating activities in the thirty-nine weeks ended October 29, 2022. The decrease in net cash used for operating activities was primarily due to declining carrier and fuel rates, both domestic and import, strategic inventory receipt reductions and the timing of vendor payments, partially offset by our total comparable sales decline.

Net Cash Used for Investing Activities

Cash used for investing activities in the first thirty-nine weeks of fiscal 2024 and 2023 consisted primarily of capital expenditures, the majority of which were focused on strategic initiatives including: new store location and fiscal 2023 distribution center openings, store location remodels and refreshes, and information technology investments, particularly those supporting our e-commerce and omni-channel platforms and other customer facing systems. We also incurred capital outlays for equipment and facility investments in our distribution centers, store locations, and corporate offices.

Capital expenditures for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 are summarized as follows:

	Thirty-Nine Weeks Ended
(In millions)	October 28, 2023	October 29, 2022
Store locations	$29.8	$67.5
Distribution centers	3.6	3.6
Information technology	2.5	8.5
Other	0.2	0.8
Total capital expenditures	36.1	80.4
Landlord contributions	(9.7)	(13.8)
Total capital expenditures, net of landlord contributions	$26.4	$66.6

During the first thirty-nine weeks of fiscal 2023, we purchased the remaining outstanding stock of WeaveUp for $4.3 million. We had no such activity during the first thirty-nine weeks of fiscal 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $163.5 million during the thirty-nine weeks ended October 28, 2023 compared with $263.4 million of net cash provided by financing activities in the same period in fiscal 2023.

Net cash provided by financing activities for the first thirty-nine weeks of fiscal 2024 was the result of net proceeds from our FILO Loans and borrowings on our ABL Facility. This inflow of cash was partially offset by principal payments on finance lease obligations and our Term Loan Due 2028. As of October 28, 2023, we had the ability to borrow an additional $72.1 million under the ABL Facility subject to the facility’s borrowing base calculation.

Net cash provided by financing activities for the first thirty-nine weeks of fiscal 2023 was the result of net borrowings on our ABL Facility. This inflow of cash was partially offset by dividend payments as well as principal payments on finance lease obligations and our Term Loan Due 2028.

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

Goodwill and Other Indefinite Lived Intangible Assets

During the fiscal year ended January 28, 2023, we performed a quantitative impairment analysis of the indefinite lived intangible assets, as well as goodwill related to the JOANN reporting unit. For information related to the results of these assessments, see Part II, Item 8 "Notes to Consolidated Financial Statements, Note 8—Goodwill and Other Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. During the quarter ended October 28, 2023, we performed an evaluation of events occurring during the interim period and noted that no specific negative events occurred that would be considered a triggering event for goodwill or intangible asset impairment testing. However, given the inherent uncertainties resulting from global macroeconomic conditions, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model prepared for the reporting unit, which could result in impairment charges in subsequent periods, particularly since the previously performed quantitative assessment estimated that the fair value of the reporting unit exceeded the carrying value by approximately $103.0 million, or 10.1%. Additionally, a mutually exclusive increase in the assumed discount rate by approximately 120 basis points, or a decrease in gross margin by approximately 50 basis points, or a 50 basis point increase in selling, general, and administrative as a percentage of revenue could require us to record impairment charges to goodwill. Lastly, if our operating results deteriorate or there is a meaningful increase in our discount rate, an impairment charge, on our JOANN trade name, could be recognized in future periods. Management intends to continue to assess triggering events that may necessitate additional qualitative or quantitative analyses in future periods. If we were to have impairment, it could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For further information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill and Other Indefinite Lived Intangible Assets” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. During the thirty-nine weeks ended October 28, 2023, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the principal executive officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2023. Based on that evaluation, our principal executive officer and Chief Financial Officer have concluded that, as of October 28, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the thirty-nine weeks ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2023 and Part I, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that our cash and cash equivalents on hand, cash flows generated from our operations and borrowing capacity under our credit facilities will be sufficient to satisfy our anticipated working capital, capital expenditure and debt service requirement needs for the next twelve months. However, we may be required to obtain additional financing in the future to address our liquidity needs, and subject to market conditions, we may from time to time seek to amend, refinance, restructure or repurchase our outstanding debt and/or raise additional equity financing to support our business and may require additional funds to respond to business challenges. If we raise additional funds through future issuances of equity, convertible debt or other equity-linked securities such as warrants, our existing shareholders could suffer significant dilution, and any new equity or equity-linked securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, any debt financing we secure in the future could require an increase in our aggregate interest expense and include restrictive financial or operational covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional debt or equity financing on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business and to respond to business challenges could be significantly impaired, and our business may be harmed. Furthermore, our failure to obtain any necessary financing could have a material and adverse effect on our results of operations, cash flows, financial condition and liquidity.

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could adversely affect the price of our common stock, reduce our ability to raise additional capital and make it more difficult for holders of our common stock to sell their shares.

Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC ("Nasdaq") has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on Nasdaq, and we are therefore subject to Nasdaq’s continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others.

On July 20, 2023, the Company received a written notice (the “Market Value Notice”) from the Listing Qualifications Department of Nasdaq that the Company is not in compliance with the requirement to maintain a minimum market value of listed securities of at least $50 million (the “Market Value Standard”), because the market value of the Company’s common stock was less than $50 million for 30 consecutive business days. Also on July 20, 2023, the Company received a second written notice (the “Publicly Held Market Value Notice”) from the Listing Qualifications Department of Nasdaq that the Company is not in compliance with the requirement to maintain a minimum market value of publicly held listed securities of at least $15 million (the “Publicly Held Market Value Standard”), because the market value of the publicly held shares of the Company’s common stock was less than $15 million for 30 consecutive business days. Such notices provided that the Company has a period of 180 calendar days, or until January 16, 2024, to regain compliance under the Market Value Standard and the Publicly Held Market Value Standard, respectively. In addition, on October 19, 2023, the Company received a written notice (the “Bid Price Notice” and, collectively with the Market Value Notice and the Publicly Held Market Value Notice, the “Notices”) from the Listing Qualifications Department of Nasdaq that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share (the “Bid Price Requirement”), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The Bid Price Notice provided that the Company has a period of 180 calendar days, or until April 16, 2024, to regain compliance under the Bid Price Requirement. The Notices do not impact the listing of the common stock on The Nasdaq Global Market at this time.

If the Company fails to regain and maintain compliance with Nasdaq’s continued listing standards, our common stock will be subject to delisting from Nasdaq. The Company may, if appropriate, and if otherwise eligible to transfer, apply for a transfer to The Nasdaq Capital Market. While the Company is exercising diligent efforts to maintain the listing of the Company’s common stock on the Nasdaq Global Market, there can be no assurance that the Company will be able to regain and maintain compliance with the continued listing standards of the Nasdaq Global Market, be eligible to transfer to the Nasdaq Capital Market, or maintain compliance with the continued listing standards of the Nasdaq Capital Market. Any delisting of our common stock from Nasdaq could adversely affect the price of our common stock, reduce our ability to raise additional capital and make it more difficult for holders of our common stock to sell their shares. Furthermore, if our common stock were delisted from Nasdaq it could adversely affect our reputation and our ability to attract and retain employees by means of equity compensation and/or result in the loss of confidence by investors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s fiscal quarter ended October 28, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1#*	Form of Stock Option Grant Notice and Award Agreement under the JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (starting September 2023).
10.2#*	Form of Restricted Stock Unit Grant Notice and Award Agreement (employees) under the JOANN Inc. 2021 Equity Incentive Plan (Amended and Restated Effective February 27, 2023) (starting September 2023).
10.3#*	General Release, dated September 13, 2023, by and between JOANN Inc. and Thomas Dryer.
10.4#*	Separation Agreement and Release, dated September 15, 2023, by and between JOANN Inc. and Janet Duliga.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOANN Inc.
Registrant

Date: December 5, 2023	By:	/s/ Scott Sekella
Scott Sekella
Executive Vice President, Chief Financial Officer and Member, Interim Office of the Chief Executive Officer
(principal financial officer)